Form 10-Q
period 2020-12-31
EdtechX Holdings Acquisition Corp. II
filed 2021-02-16
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

EdtechX Holdings Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Delaware	001-39792	85-2190936
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

IBIS Capital Limited 22 Soho Square London, W1D 4NS United Kingdom
(Address of principal executive offices)	(Zip Code)

(44) 207 070 7080

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	EDTXU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	EDTX	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50	EDTXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of February 16, 2021, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,112,000
Prepaid expenses	161,093
Total current assets	1,273,093
Investments held in Trust Account	116,728,736
Total Assets	$118,001,829

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$78,986
Accrued expenses	86,300
Franchise tax payable	119,452
Note payable - related party	108,226
Total current liabilities	392,964
Deferred underwriting commissions	4,025,000
Total Liabilities	4,417,964

Commitments and Contingencies
Class A common stock, $0.0001 par value; 10,697,917 shares subject to possible redemption at $10.15 per share	108,583,858

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 802,083 shares issued and outstanding (excluding 10,697,917 shares subject to possible redemption)	80
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	5,179,326
Accumulated deficit	(179,687)
Total stockholders’ equity	5,000,007
Total Liabilities and Stockholders’ Equity	$118,001,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended December 31, 2020	For The Six months ended December 31, 2020
General and administrative expenses	$35,969	$51,704
General and administrative expenses - related party	5,000	5,000
Franchise tax expenses	119,452	119,452
Total operating expenses	(160,421)	(176,156)
Gain on investments Held in Trust Account	3,736	3,736
Net Loss	$(156,685)	$(172,420)

Weighted average Class B common stock outstanding, basic and diluted	2,926,250	2,713,182

Net loss per Class B common stock, basic and diluted	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B(1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Net loss	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(23,002)	$1,998
Sale of units in initial public offering, gross	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Offering costs	-	-	-	-	(6,786,448)	-	(6,786,448)
Sale of private placement warrants to the Sponsors and an affiliate of the underwriters in private placement	-	-	-	-	5,525,000	-	5,525,000
Common stock subject to possible redemption	(10,697,917)	(1,070)	-	-	(108,582,788)	-	(108,583,858)
Net loss	-	-	-	-	-	(156,685)	(156,685)
Balance - December 31, 2020 (unaudited)	802,083	$80	2,875,000	$288	$5,179,326	$(179,687)	$5,000,007

(1)	In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(172,420)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	24,589
Net gain on investments held in Trust Account	(3,736)
Changes in operating assets and liabilities:
Prepaid expenses	(161,093)
Accounts payable	41,708
Franchise tax payable	119,452
Accrued Expenses	(1,000)
Net cash used in operating activities	(152,500)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	115,000,000
Proceeds received from private placement	5,525,000
Offering costs paid	(2,535,500)
Net cash provided by financing activities	117,989,500

Net increase in cash	1,112,000
Cash - beginning of the period	-
Cash - end of the period	$1,112,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$37,278
Offering costs included in accrued expenses	$86,300
Offering costs included in note payable	$77,370
Deferred underwriting commissions in connection with the initial public offering	$4,025,000
Initial value of common stock subject to possible redemption	$93,922,703
Change in value of common stock subject to possible redemption	$14,661,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

EdtechX Holdings Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on May 27, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the three and six months ended December 31, 2020 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

The Company’s Sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors (the “Sponsors”). The registration statement for the Company’s Initial Public Offering became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions (Note 5). The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 4). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Upon the closing of the Initial Public Offering and the Private Placement, $101.5 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment and additional sale of Private Placement Warrants on December 17, 2020, an aggregate of approximately $15.2 million of additional net proceeds were placed in the Trust Account, for a total of approximately $116.7 million held in Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (excluding the amount of any deferred underwriting commissions, as described in Note 5, and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022, (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.1 million in cash, and working capital, net of franchise tax payable of approximately $1.0 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsors of approximately $108,000 under the Note, which remains outstanding to date (Note 4). Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal period ending June 30, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on December 15, 2020 and December 11, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on December 15, 2020.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. An aggregate of 10,697,917 shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per share of common stock

	For the Three Months Ended December 31, 2020	For The Six months ended December 31, 2020
Net (loss) income	(156,685)	$(172,420)
Less: Income attributable to common stock subject to possible redemption	-	-
Adjusted net loss	$(156,685)	$(172,420)

Weighted average common stock outstanding, basic and diluted	2,926,250	2,713,125

Basic and diluted net loss per share of common stock	$(0.05)	$(0.06)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,697,917 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Over-Allotment Units, generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On June 30, 2020, the Sponsors purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, the Sponsors contributed to the Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering — see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares.

Private Placement Warrants and Founder Shares

On December 15, 2020, the Sponsors, the underwriters and MIHI purchased an aggregate of 5,000,000 Private Placement Warrants, and 40,000 Founder Shares for an aggregate purchase price of approximately $5.0 million in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the consummation of the sale of the Over-Allotment Units on December 17, 2020, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The Founder Shares are described above. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On June 30, 2020, the Sponsors agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. As of December 31, 2020, the Company had borrowed approximately $108,000 under the Note. The Note still remains outstanding to date.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three and six months ended December 31, 2020, $5,000 of these expenses were incurred. As of December 31, 2020, $25,000 of these fees were prepaid by the Company and are included in prepaid expenses on the unaudited condensed balance sheet.

The Sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsors, officers, directors or the Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and the securities underlying such securities) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $3.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Upon closing of the Over-allotment on December 17, 2020, the underwriters received approximately $300,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of $525,000.

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 11,500,000 shares of Class A common stock issued or outstanding, including 10,697,917 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 4,312,500 shares of Class B common stock. In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or their affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the unaudited condensed financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors (the “Sponsors”).

The registration statement for our Initial Public Offering (“Initial Public Offering”) became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 4). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Upon the closing of the Initial Public Offering and the Private Placement, $101.5 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 17, 2020, an aggregate of approximately $15.2 million of the additional net proceeds from the consummation of the Over-Allotment were placed in the Trust Account, for a total of approximately $116.7 million held in Trust Account.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from May 27, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended December 31, 2020, we had a loss of approximately $157,000, which consisted of approximately $41,000 of general and administrative expenses, inclusive of $5,000 general administrative expense related party, and approximately $119,000 of franchise tax expense, partly offset by approximately $4,000 of gain on investments held in Trust Account.

For the six months ended December 31, 2020, we had a loss of approximately $172,000, which consisted of approximately $57,000 of general and administrative expenses, inclusive of $5,000 of general and administrative expenses related party, and approximately $119,000 of franchise tax expense, partly offset by approximately $4,000 of gain on investments held in Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.1 million in cash and working capital of approximately $1.0 million, net of franchise tax payable.

Prior to December 31, 2020, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $108,000 under the Note, which remain outstanding to date (Note 4). Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, our Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering — see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares.

Private Placement Warrants and Founder Shares

On December 15, 2020, our Sponsors, the underwriters and MIHI purchased an aggregate of 5,000,000 Private Placement Warrants, and 40,000 Founder Shares for an aggregate purchase price of approximately $5.0 million in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the consummation of the sale of the Over-Allotment Units on December 17, 2020, our Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The Founder Shares are described above. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. As of December 31, 2020, we had borrowed approximately $108,000 under the Note. The Note still remains outstanding to date.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay our Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three and six months ended December 31, 2020 December 31, 2020, $5,000 of these expenses were incurred as presented on the unaudited condensed statement of operations. As of December 31, 2020, $25,000 of these fees were prepaid by the Company and are included in prepaid expenses on the unaudited condensed balance sheet.

Our Sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our Company’s behalf.

Contractual Obligations

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $3.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Upon closing of the Over-allotment on December 17, 2020, the underwriters received approximately $300,000 in fees paid upfront and eligible for an additional deferred underwriting commissions of $525,000.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,697,917 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. An aggregate of 10,697,917 shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted loss per common share, as they are not yet exercisable. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On December 15, 2020, we consummated the Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions (Note 5). Our underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 4). Simultaneously with the consummation of the sale of the Over-Allotment Units, our Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Use of Proceeds

On December 15, 2020, the underwriters notified us that they were exercising the over-allotment option granted in connection with the IPO in the full amount of 1,500,000 units. On December 17, 2020, we consummated the sale of such units generating additional gross proceeds of $15,000,000. Simultaneously with the consummation of the sale of the units pursuant to the over-allotment option, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the IPO, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000. An aggregate of $116,725,000, or $10.15 per unit sold in the IPO, has been deposited in the trust account established by the Company in connection with the IPO.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of February 2021.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer