Form 10-Q/A
period 2020-12-31
EdtechX Holdings Acquisition Corp. II
filed 2021-07-26
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of July 23, 2021, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to EdtechX Holdings Acquisition Corp. II., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of EdtechX Holdings Acquisition Corp. II for the three and six months ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on July 22, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously unaudited interim financial statements as of, and for the periods ended, December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 1, Financial Statements in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Item 1. Financial Statements

Item 1A. Risk Factors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

As Restated - See Note 2

	December 31, 2020	June 30, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,112,000	$-
Deferred offering costs	-	25,000
Prepaid expenses	161,093	-
Total current assets	1,273,093	25,000
Investments held in Trust Account	116,728,736	-
Total Assets	$118,001,829	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$78,986	$-
Accrued expenses	86,300	1,000
Franchise tax payable	119,452	-
Note payable - related party	108,226	6,267
Total current liabilities	392,964	7,267
Derivative warrant liabilities	7,411,400	-
Deferred underwriting commissions	4,025,000	-
Total Liabilities	11,829,364	7,267

Commitments and Contingencies
Class A common stock, $0.0001 par value; 9,967,730 shares subject to possible redemption at $10.15 per share	101,172,458	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,532,270 shares issued and outstanding (excluding 9,967,730 shares subject to possible redemption)	153	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	5,309,903	24,712
Accumulated deficit	(310,337)	(7,267)
Total stockholders’ equity	5,000,007	17,733
Total Liabilities and Stockholders’ Equity	$118,001,829	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

As Restated - See Note 2

	For the Three Months Ended December 31, 2020	For the Six Months Ended December 31, 2020
General and administrative expenses	$35,969	$51,704
General and administrative expenses - related party	5,000	5,000
Franchise tax expenses	119,452	119,452
Loss from operations	(160,421)	(176,156)
Other income (expense)
Change in the fair value of derivative warrant liabilities	184,000	184,000
Financing cost- derivative warrant liabilities	(314,650)	(314,650)
Gain on investments held in Trust Account	3,736	3,736
Net Loss	$(287,335)	$(303,070)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	8,522,103	8,522,103
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,078,796	2,789,398
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

As Restated - See Note 2

	For the Six Months Ended December 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Net loss	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(23,002)	$1,998
Sale of units in initial public offering, less fair value of public warrants	11,500,000	1,150	-	-	109,812,350	-	109,813,500
Offering costs	-	-	-	-	(6,471,798)	-	(6,471,798)
Excess of cash received over fair value of private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Common stock subject to possible redemption	(9,967,730)	(997)	-	-	(101,171,461)	-	(101,172,458)
Net loss	-	-	-	-	-	(287,335)	(287,335)
Balance - December 31, 2020 (unaudited)	1,532,270	$153	2,875,000	$288	$5,309,903	$(310,337)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

As Restated - See Note 2

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(303,070)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	24,589
Change in fair value of derivative warrant liabilities	(184,000)
Financing cost derivative warrant liabilities	314,650
Interest income in cash and cash equivalents held in Trust Account	(3,736)
Changes in operating assets and liabilities:
Prepaid expenses	(161,093)
Accounts payable	41,708
Franchise tax payable	119,452
Accrued Expenses	(1,000)
Net cash used in operating activities	(152,500)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	115,000,000
Proceeds received from private placement	5,525,000
Offering costs paid	(2,535,500)
Net cash provided by financing activities	117,989,500

Net increase in cash	1,112,000

Cash - beginning of the period	-
Cash - end of the period	$1,112,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$37,278
Offering costs included in accrued expenses	$86,300
Offering costs included in note payable	$77,370
Deferred underwriting commissions in connection with the initial public offering	$4,025,000
Initial value of common stock subject to possible redemption	$99,596,905
Change in value of common stock subject to possible redemption	$1,575,554

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

Risks and Uncertainties

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 —Restatement Of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in December 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$118,001,829	$-	$118,001,829
Liabilities and shareholders’ equity
Total current liabilities	$392,964	$-	$392,964
Deferred underwriting commissions	4,025,000	-	4,025,000
Derivative warrant liabilities	-	7,411,400	7,411,400
Total liabilities	4,417,964	7,411,400	11,829,364
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption shareholders’ equity	108,583,858	(7,411,400)	101,172,458
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	80	73	153
Class B ordinary shares - $0.0001 par value	288	-	288
Additional paid-in-capital	5,179,326	130,577	5,309,903
Accumulated deficit	(179,687)	(130,650)	(310,337)
Total shareholders’ equity	5,000,007	-	5,000,007
Total liabilities and shareholders’ equity	$118,001,829	$-	$118,001,829

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(160,421)		$-	$(160,421)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-		184,000	184,000
Financing costs	-		(314,650)	(314,650)
Gain on investments Held in Trust Accounts	3,736		-	3,736
Total other (expense) income	3,736		(130,650)	(126,914)
Net loss	$(156,685)		$(130,650)	$(287,335)

Basic and Diluted weighted-average Class B ordinary shares outstanding	2,926,250		-	2,926,250
Basic and Diluted net loss per Class B share	$(0.05)	$		$(0.10)

	For the Six Months Ended December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(176,156)		$-	$(176,156)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-		184,000	184,000
Financing costs	-		(314,650)	(314,650)
Gain on investments Held in Trust Accounts	3,736		-	3,736
Total other (expense) income	3,736		(130,650)	(126,914)
Net loss	$(172,420)		$(130,650)	$(303,070)

Basic and Diluted weighted-average Class B ordinary shares outstanding	2,713,182		-	2,713,182
Basic and Diluted net loss per Class B share	$(0.06)	$		$(0.11)

	For the Six Months Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaduited Condensed Statement of Cash Flows
Net loss	$(172,420)	$(130,650)	$(303,070)
Change in fair value of derivative warrant liabilities	$-	$(184,000)	$(184,000)
Financing Costs - derivative warrant liabilities	$-	$314,650	$314,650
Initial value of Class A ordinary shares subject to possible redemption	$93,922,703	$(7,595,397)	$86,327,306
Change in fair value of Class A ordinary shares subject to possible redemption	$14,661,152	$(13,085,598)	$1,575,554

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the impact to the audited balance sheet dated December 15, 2020, filed on Form 8-K on December 21, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $6.7 million increase to the derivative warrant liabilities line item at December 15, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the unaudited interim periods ended December 31, 2020 (collectively, the “Affected Periods”), are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2020 and June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date .

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations and $6.5 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 5,750,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 5,525,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. An aggregate of 9,967,730 shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per share of common stock

	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,
	2020	2020
Class A Common Stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$3,238	$3,238
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable	$3,238	$3,238
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	8,522,103	8,522,103
Basic and diluted net loss per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus Net Earnings
Net loss	(287,335)	$(303,070)
Less: Income attributable to common stock subject to possible redemption	(3,238)	(3,238)
Non-redeemable net loss	$(290,573)	$(306,308)
Denominator: weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,078,796	2,789,398
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.11)

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and June 30, 2020, 9,967,730 and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2020 and June 30, 2020, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments & Contingencies

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

Note 7 - Derivative Warrant Liabilities

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020 and June 30, 2020, there were 11,500,000 and 0 shares of Class A common stock issued or outstanding, including 9,967,730 and 0 shares of Class A common stock subject to possible redemption.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9.  Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$116,728,736	$-	$-
Liabilities:
Derivative warrant liabilities	$-	$-	$7,411,400

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the three and six months ended December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model at each measurement date. For the period three and six months ended December 31, 2020, the Company recognized a gain of $0.2 million change in fair value of derivative warrant liabilities as presented in the unaudited condensed statement of operations, respectively .

The estimated fair value of the Private Placement Warrants, and the Public Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their  measurement:

	Initial Measurment	As of December 31, 2020
Volatility	15-16.5%	15-16.5%
Stock price	$10.00	$10.00
Probability of Business Combination	80%	80%
Expected life of the options to convert	6	5.96
Risk-free rate	0.5%	0.5%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at June 30, 2020	$-
Issuance of Public and Private Warrants, Level 3 measurements	7,595,400
Change in fair value of derivative warrant liabilities, Level 3	(184,000)
Derivative warrant liabilities - Level 3, at December 31, 2020	$7,411,400

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

In this Amendment No. 1 to the Quarterly Report on Form 10-Q of the Company, we are restating our unaudited interim financial statements as of December 31, 2020, and for the three and six months ended December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on July 22, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued unaudited interim financial statements as of, and for the quarterly periods ended, December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the three months ended December 31, 2020, we had a loss of approximately $287,000, which consisted of approximately $184,000 income from changes in fair value of derivative warrant liabilities, financing costs -derivative warrant liabilities of approximately $315,000, approximately $41,000 of general and administrative expenses, inclusive of $5,000 general administrative expense related party, and approximately $119,000 of franchise tax expense, partly offset by approximately $4,000 of gain on investments held in Trust Account.

For the six months ended December 31, 2020, we had a loss of approximately $303,000, which consisted of approximately $184,000 income from changes in fair value of derivative warrant liabilities, financing costs - derivative warrant liabilities of approximately $315,000, approximately $57,000 of general and administrative expenses, inclusive of $5,000 of general and administrative expenses related party, and approximately $119,000 of franchise tax expense, partly offset by approximately $4,000 of gain on investments held in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods three and six months ended December 31, 2020 the change in fair value of warrants was a decrease of $0.2 million.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and June 30, 2020, 9,967,730 and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. An aggregate of 9,967,730 shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted loss per common share, as they are not yet exercisable. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,750,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 5,525,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued unaudited interim quarterly periods ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 4. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23 day of July 2021.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer