Form 10-Q
period 2021-03-31
EdtechX Holdings Acquisition Corp. II
filed 2021-07-26
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 26, 2021, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEETS

MARCH 31, 2021

	March 31, 2021	June 30, 2020
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$924,595	$-
Deferred offering costs	-	25,000
Prepaid expenses	207,559	-
Total current assets	1,132,154	25,000
Investments held in Trust Account	116,769,606	-
Total Assets	$117,901,760	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$55,363	$-
Accrued expenses	84,000	1,000
Franchise tax payable	168,219	-
Note payable - related party	108,226	6,267
Total current liabilities	415,808	7,267
Deferred underwriting commissions	4,025,000	-
Derivative warrant liabilities	5,156,630	-
Total Liabilities	9,597,438	7,267

Commitments and Contingencies

Class A common stock, $0.0001 par value; 10,177,765 and 0 shares subject to possible redemption at $10.15 per share at March 31, 2021 and June 30, 2020, respectively	103,304,315	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,322,235 and 0 shares issued and outstanding (excluding 10,177,765 shares subject to possible redemption) at March 31, 2021 and June 30, 2020, respectively	132	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	3,178,067	24,712
Retained earnings (accumulated deficit)	1,821,520	(7,267)
Total stockholders’ equity	5,000,007	17,733
Total Liabilities and Stockholders’ Equity	$117,901,760	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2021	For the Nine Months Ended March 31, 2021
General and administrative expenses	$78,868	$130,572
General and administrative expenses - related party	30,000	35,000
Franchise tax expenses	48,767	168,219
Loss from operations	(157,635)	(333,791)
Other income (expense)
Change in the fair value of derivative warrant liabilities	2,254,770	2,438,770
Financing cost - derivative warrant liabilities	-	(314,650)
Foreign exchange loss	(6,171)	(6,171)
Gain on investments held in Trust Account	40,870	44,606
Interest income	23	23
Net income	$2,131,857	$1,828,787

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	9,970,064	9,923,468
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,404,936	3,248,409
Basic and diluted net income per share, non-redeemable common stock	$0.48	$0.55

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2021

	For the Nine Months Ended March 31, 2021
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance - July 1, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Net loss	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(23,002)	$1,998
Sale of units in initial public offering, gross	11,500,000	1,150	-	-	109,812,350	-	109,813,500
Offering costs	-	-	-	-	(6,471,798)	-	(6,471,798)
Sale of private placement warrants to the Sponsors and an affiliate of the underwriters in private placement	-	-	-	-	3,116,100	-	3,116,100
Common stock subject to possible redemption	(9,967,730)	(997)	-	-	(101,171,463)	-	(101,172,460)
Net loss	-	-	-	-	-	(287,335)	(287,335)
Balance - December 31, 2020 (unaudited)	1,532,270	$153	2,875,000	$288	$5,309,901	$(310,337)	$5,000,005
Common stock subject to possible redemption	(210,035)	(21)	-	-	(2,131,834)	-	(2,131,855)
Net income	-	-	-	-	-	2,131,857	2,131,857
Balance - March 31, 2021 (unaudited)	1,322,235	$132	2,875,000	$288	$3,178,067	$1,821,520	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$1,828,787
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,438,770)
Financing cost - derivative warrant liabilities	314,650
General and administrative expenses paid by Sponsor through note payable	24,589
Gain on investments held in Trust Account	(44,606)
Changes in operating assets and liabilities:
Prepaid expenses	(207,559)
Accounts payable	55,363
Franchise tax payable	168,219
Accrued expenses	(3,300)
Net cash used in operating activities	(302,627)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	115,000,000
Proceeds received from private placement	5,525,000
Offering costs paid	(2,572,778)
Net cash provided by financing activities	117,952,222

Net increase in cash	924,595

Cash - beginning of the period	-
Cash - end of the period	$924,595

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$86,300
Offering costs included in note payable	$77,370
Deferred underwriting commissions in connection with the initial public offering	$4,025,000
Initial value of common stock subject to possible redemption	$99,596,905
Change in value of common stock subject to possible redemption	$3,707,410

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three and nine months ended March 31, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $925,000 in cash, and working capital, net of franchise tax payable of approximately $885,000.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal period ending June 30, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on December 15, 2020 and December 11, 2020, respectively.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021 and June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2021 and June 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date (See Note 8).

 Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on December 15, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was expensed as incurred and $6.5 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

 Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,525,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of common stock outstanding during the period. An aggregate of 10,177,765 shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of basic income per common stock, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in gain on investment income from the Trust Account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

Reconciliation of Net Income per Share of Common Stock

	For the Three Months Ended March 31, 2021	For the Nine Month Ended March 31, 2021
Class A Common Stock Subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$36,170	$39,476
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable	$36,170	$39,476
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	9,970,064	9,923,468
Basic and diluted net loss per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus Net Earnings
Net income	2,131,857	$1,828,787
Less: Income attributable to common stock subject to possible redemption	(36,170)	(39,476)
Non redeemable net loss	$2,095,687	$1,789,311
Denominator: weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding Non-redeemable common stock	4,404,936	3,248,409
Basic and diluted net loss per share, non-reedmable common stock	$0.48	$0.55

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and June 30, 2020, 10,177,765 shares and 0 share of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2021 and June 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 30, 2020, the Sponsors agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. As of March 31, 2021, the Company had borrowed approximately $108,000 under the Note. The Note still remains outstanding to date.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three and nine months ended March 31, 2021, $30,000 and $35,000 of these expenses were incurred, respectively.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021, the Company has 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants outstanding.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and June 30, 2020, there were 11,500,000 shares and 0 shares of Class A common stock issued or outstanding, including 10,177,765 shares and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Note 8— Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,769,606	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$2,587,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$2,569,130

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 measurement due to their separate listing and trading beginning in February 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three and nine months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $2.3 and $2.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 15, 2020	As of December 31, 2020	As of March 31, 2021
Volatility	15-16.5%	15-16.5%	10-12%
Stock price	$10.00	$10.00	$9.83
Probability of Business Combination	80%	80%	80%
Expected life of the options to convert	6.00	5.96	5.71
Risk-free rate	0.5%	0.5%	1.1%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the three and nine months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at June 30, 2020	$-
Issuance of Public and Private Warrants, Level 3 measurements	7,595,400
Transfer of Public Warrants to Level 1	-
Change in fair value of derivative warrant liabilities, Level 3	(184,000)
Derivative warrant liabilities at December 31, 2020	7,411,400
Transfer of Public Warrants to Level 1	(2,461,000)
Change in fair value of derivative warrant liabilities, Level 3	(2,381,270)
Derivative warrant liabilities - Level 3, at March 31, 2021	$2,569,130

Note 9 — Subsequent Events

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

The registration statement for our Initial Public Offering (“Initial Public Offering”) became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over- Allotment”).

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had income of approximately $2.1 million, which consisted of approximately $2.3 million change in fair value of derivative warrant liabilities, approximately $100,000 of general and administrative expenses, inclusive of $30,000 general administrative expense related party, and approximately $49,000 of franchise tax expense, partially offset by approximately $41,000 of gain on investments held in Trust Account.

For the nine months ended March 31, 2021, we had income of approximately $1.8 million, which consisted of approximately $2.4 million change in fair value of derivative warrant liabilities, approximately $157,000 of general and administrative expenses, inclusive of $35,000 general administrative expense related party, and approximately $168,000 of franchise tax expense, partially offset by approximately $45,000 of gain on investments held in Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $925,000 in cash and working capital of approximately $885,000, net of franchise tax payable.

Prior to March 31, 2021, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $108,000 under the Note, which remain outstanding to date (Note 4). Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, our Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering — see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over- allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over- allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Private Placement Warrants and Founder Shares

On December 15, 2020, our Sponsors, the underwriters and MIHI purchased an aggregate of 5,000,000 Private Placement Warrants, and 40,000 Founder Shares for an aggregate purchase price of approximately $5.0 million in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the consummation of the sale of the Over- Allotment Units on December 17, 2020, our Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The Founder Shares are described above. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non- redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. As of March 31, 2021, we had borrowed approximately $108,000 under the Note. The Note still remains outstanding to date.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay our Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three and nine months ended March 31, 2021, $30,000 and $35,000 of these expenses, respectively, were incurred as presented on the unaudited condensed statement of operations.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 5,750,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,525,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and June 30, 2021, 10,177,765 shares and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet, respectively.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. An aggregate of 10,177,765 shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of basic income per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted income per common stock, as they are not yet exercisable. As a result, diluted income per share is the same as basic income per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in gain on investment income from the Trust Account based on non-redeemable shares’ proportionate interest.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non- emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July 2021.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer