Form 10-K
period 2021-06-30
EdtechX Holdings Acquisition Corp. II
filed 2021-09-28
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

EDTECHX HOLDINGS ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39792	85-2190936
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

IBIS Capital Limited

22 Soho Square

London, W1D 4NS United Kingdom

(Address of Principal Executive Offices) (Zip Code)

(44) 207 070 7080

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	EDTXU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	EDTX	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	EDTXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s voting and non-voting common stock were not publicly traded separately. The registrant’s units began trading on the Nasdaq Capital Market on December 11, 2020 and the registrant’s shares of Class A common stock and warrants began separate trading on the Nasdaq Capital Market on February 12, 2021.

As of September 28, 2021, 11,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 2,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None.

EDTECHX HOLDINGS ACQUISITION CORP. II

Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about: our ability to complete an initial Business Combination; our expectations around the performance of the prospective target business or businesses; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination; our pool of prospective target businesses; the ability of our officers and directors to generate a number of potential acquisition opportunities; our public securities’ potential liquidity and trading; the lack of a market for our securities; the use of proceeds not held in the Trust Account (defined below) or available to us from interest income on the Trust Account balance; the Trust Account not being subject to claims of third parties; and our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to EdtechX Holdings Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business

Overview

We are a blank check company incorporated in Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities (a “Business Combination”). The Company has not commenced any operations. All activity for the period from May 27, 2020 through December 15, 2020 relates to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an initial Business Combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and assets consisting almost entirely of cash.

We are currently focusing our search on target businesses in the education, training, re-skilling, human capital and education technology (“edtech”) industries. We seek to build an industry leading and sustainable acquisition platform of innovative next generation businesses in one or more of these industries with attractive returns on invested capital. By consummating a Business Combination with a target business in one of such industries, we hope to offer public market investors near-term access and direct investment exposure to the long-term trends favorably impacting these sectors and to the consolidation and value-creation opportunities related thereto. We will also look for target businesses that are exposed to long term favorable macro trends and with proven management teams who will foster an ownership culture with strong alignment of incentives.

Notwithstanding the foregoing, our efforts to identify a prospective target business are not limited to any specific geographic region or industry. As a result, if we seek to acquire a target business in an industry other than the education, training, re-skilling, human capital and edtech industries, many of the disclosures contained in this Annual Report, such as the benefits and risks related to edtech companies, would no longer be applicable to our company.

Initial Public Offering

Our sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors (the “Sponsors”). On December 15, 2020, we consummated our Initial Public Offering consisting of 10,000,000 units at a price of $10.00 per unit (“Unit”) generating gross proceeds of $100.0 million and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”). Each Unit sold in the Initial Public Offering consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Private Placement Warrants and Founder Shares

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) and 40,000 Founder Shares to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million. Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination and (iii) they may be exercised on a cashless basis.

In June 2020, the Sponsors purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In December 2020, the Sponsors contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding to 2,875,000.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $101.5 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 17, 2020, an aggregate of approximately $15.2 million of the additional net proceeds from the consummation of the Over-Allotment were placed in the Trust Account, for a total of approximately $116.7 million held in the Trust Account.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination; or (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Initial Public Offering (the “Public Shares”) if the Company does not complete the initial Business Combination by June 15, 2022 (within 18 months from the closing of the Initial Public Offering) or certain amendments to the amended and restated certificate of incorporation prior thereto, subject to applicable law.

As of June 30, 2021, we had a approximately $708,000 in operating cash and approximately $116,761,000 in investments held in trust. As of June 30, 2021, no funds had been withdrawn from the Trust Account to pay taxes.

Letter Agreements

In connection with our Initial Public Offering, our Sponsors, each member of our Board and each of our executive officers entered into a letter agreement (collectively the “Letter Agreements”). Pursuant to the Letter Agreements our Sponsors, directors and members of the management team have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by June 15, 2022, or to provide for redemption in connection with a Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by June 15, 2022, although they will be entitled to redemption or liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame and (iv) vote any Founder Shares held by them and any Public Shares purchased after the IPO (including in open market and privately-negotiated transactions) in favor of any proposed Business Combination for which we seek stockholder approval. They have also agreed not to transfer or sell (subject to certain limited exceptions) (1) the Founder Shares until the earlier of  (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (2) the Private Placement Warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial Business Combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to consummate our initial Business Combination using cash held in the Trust Account, the proceeds from one or more private financings, and our equity as the consideration. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination (which may include a specified future issuance), and we may complete our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial Business Combination.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as our Sponsors, initial stockholders and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsors and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We intend to engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsors, initial stockholders, officers, directors or their affiliates be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is) except as described in this Annual Report.

We are not prohibited from pursuing an initial Business Combination with an initial Business Combination target that is affiliated with our Sponsors, initial stockholders, officers, directors or their affiliates or making the initial Business Combination through a joint venture or other form of shared ownership with any of the foregoing. In the event we seek to complete our initial Business Combination with an initial Business Combination target that is affiliated with any of the foregoing, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders valuation opinions that such an initial Business Combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of an initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commission and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an alternative Business Combination.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Direct merger of the Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example: (i) we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding; (ii) any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or (iii) the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, initial stockholders, directors, officers, advisors or their affiliates may purchase Public Shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of shares or warrants our Sponsors, initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions prior to completion of our initial Business Combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that our Sponsors, initial stockholders, officers, directors and/or any of their affiliates would identify the stockholders with whom they may pursue privately-negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial Business Combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Our Sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly tender their shares for redemption will not be reduced by the deferred underwriting commission we will pay to the underwriter. Our Sponsors, officers and directors have entered into Letter Agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. our initial stockholders will count towards this quorum and, pursuant to the Letter Agreements, our Sponsors, initial stockholders, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 4,312,501, or 37.5%, of the 11,500,000 Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Our Sponsors will count towards this quorum and, pursuant to the Letter Agreements, our Sponsors, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.”

By limiting our stockholders’ ability to redeem no more than the Excess Shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until 18 months from the closing of our Initial Public Offering to complete our initial Business Combination. If we are unable to complete a Business Combination within such 18 month period, or June 15, 2022 (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Facilities

Our executive offices are located at 22 Soho Square, London, W1D 4NS, United Kingdom, and our telephone number is +44 207 070 7080. The cost for this space is included in the $10,000 per-month fee IBIS Capital Limited, an affiliate of certain of our officers and directors, charges us for general and administrative services pursuant to a letter agreement between us and IBIS Capital Limited. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We may seek Business Combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our public stockholders may not be afforded an opportunity to vote on a proposed initial Business Combination, and even if we held a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial Business Combination, our Sponsors and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your redemption rights, unless we seek stockholder approval of the initial Business Combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

●	The requirement that we complete our initial Business Combination within 18 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may decrease the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	We may not be able to complete our initial Business Combination within 18 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.

●	Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the prescribed time period, our public stockholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 18 months after the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsors, their affiliates or members of our management team to fund our search and to complete our initial Business Combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	There may exist potential conflicts of interest of our Management, directors, officers and others with the Company.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

 If we seek stockholder approval of an initial Business Combination, which we currently expect to do, the risk factors related to the proposed Business Combination will be set forth in a Proxy Statement/Prospectus which will be filed with the SEC and distributed to stockholders in advance of the stockholders meeting at which approval is sought.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Searching for and Consummating a Business Combination

We are a blank check company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

We may seek Business Combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the education, training, reskilling, human resources and edtech industries, we will consider an initial Business Combination outside of our management’s area of expertise if an initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such an opportunity were available, in an initial Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances as described herein, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors herein.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination. Even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial Business Combination unless the initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our outstanding Public Shares do not approve of the initial Business Combination we complete.

If we seek stockholder approval of our initial Business Combination, our initial stockholders have agreed to vote their shares in favor of such initial Business Combination, regardless of how our public stockholders vote.

Our Sponsors, initial stockholders, officers and directors have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 4,312,501, or 37.5%, of the 11,500,000 Public Shares outstanding sold to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the public market, or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were appointed by certain affiliates of our initial stockholders, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

Stockholders may experience dilution of our Class A common stock at the time of our initial Business Combination.

Dilution may occur as a result of the anti-dilution provisions of the Founder Shares resulting in the issuance of Class A shares on a greater than one to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A common stock and would be exacerbated to the extent the public stockholders seek redemptions from the Trust Account.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We are focusing our search for target businesses in the education, training, reskilling, human capital and edtech industries. However, we are not restricted to these industries. Accordingly, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. We cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities.

Our public stockholders’ only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of their redemption rights, unless we seek stockholder approval of the initial Business Combination.

If we do not seek stockholder approval of a potential Business Combination, our stockholders’ only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising their redemption rights in connection with the closing of our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an agreement for an initial Business Combination with a target.

We may seek to enter into an initial Business Combination agreement with a target business that requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the initial Business Combination. Furthermore, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 as described below immediately prior to or upon consummation of our initial Business Combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to the underwriter is not required to be adjusted for any shares that are redeemed in connection with an initial Business Combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is not consummated, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial Business Combination by June 15, 2022, may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by June 15, 2022. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America or international financial reporting standards as issued by the International Accounting Standards Board depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional shares of Class A common stock or equity linked securities for capital-raising purposes in connection with the closing of our initial Business Combination at price of less than $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

We may issue additional shares of Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2021, there were 38,500,000 and 7,125,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which Class A amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of outstanding Class B common stock. As of June 30, 2021, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. (although our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof, to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by June 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Our Business Combination may be with one target business, which will cause us to be solely dependent on this single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may complete our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors herein.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the cash portion of the purchase price for any proposed initial Business Combination exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes and working capital purposes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsors, initial stockholders, officers, directors or their affiliates is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.15 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our initial Business Combination is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate an initial Business Combination, may be materially adversely affected. The outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third- party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

We may not be able to complete our initial Business Combination by June 15, 2022 in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination by June 15, 2022 (within 18 months from the closing of the Initial Public Offering). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period and stockholders have not extended the time available to us by amendment to our certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors described in this Annual Report.

If we seek stockholder approval of our initial Business Combination, our Sponsors and our officers, directors and their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed Business Combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, initial stockholders, directors, officers, advisors or their affiliates may, but are not obligated to, purchase shares or public warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that the seller, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transactions may be different than the amount per share a public stockholder would receive if such public stockholder elected to redeem its shares in connection with our initial Business Combination. The purpose of such purchases could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation or to redeem 100% of our Public Shares if we do not complete our initial Business Combination before June 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by June 15, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within 18 months from the closing of our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond June 15, 2022. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until June 15, 2022 we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive approximately $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate assuming that our initial Business Combination is not completed before that date.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until June 15, 2022 (18 months following the closing of the Initial Public offering), however, we cannot assure you that our estimate is accurate. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, initial stockholders, officers or directors is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors, initial stockholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors described in this Annual Report.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek Business Combination opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our ability to successfully complete our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial Business Combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial Business Combination candidate may resign upon completion of our initial Business Combination. The departure of an initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial Business Combination candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an initial Business Combination candidate’s management team will remain associated with the initial Business Combination candidate following our initial Business Combination, it is possible that members of the management of an initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various their business activities, including identifying potential Business Combinations and monitoring the related due diligence, negotiations and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Furthermore, the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we consummate our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of deferred underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsors, initial stockholders, officers, directors, advisors or their affiliates.

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial Business Combination with a target business that is affiliated with our Sponsors, initial stockholders, officers, directors or their affiliates. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our officers and directors will lose their entire investment in us if our initial Business Combination is not completed (except with respect to any Public Shares they may hold), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our officers and directors will directly or indirectly own Founder Shares and Private Placement Warrants. They have agreed not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination or in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation and the Private Placement Warrants will be worthless if we do not consummate an initial Business Combination. In addition, we may obtain loans from our officers or directors or their affiliates which would likely not be repaid if we do not consummate an initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the combined company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the initial Business Combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial Business Combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial Business Combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may engage in an initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, initial stockholders, officers, directors or their affiliates that may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our Sponsors, initial stockholders, officers, directors or their affiliates. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity was an attractive opportunity. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness from a financial point of view of an initial Business Combination with one or more affiliated entities, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Risks Related to our Securities

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not yet registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and, if the holder does not sell the warrant, such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our Initial Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our Private Placement Warrants may be able to exercise such warrants.

If a holder exercises public warrants on a “cashless basis,” such holder will receive fewer shares of Class A common stock from such exercise than if such warrants were exercised for cash.

Under the following circumstances, the exercise of the public warrants may be required or permitted to be made on a cashless basis: (i) If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available; and (iii) if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” for this purpose is the average reported closing price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a holder would receive fewer shares of Class A common stock from such exercise than if the holder were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of public stockholders’ warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without public stockholders’ approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of   $0.01 per warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our Initial Public Offering. Redemption of the outstanding warrants could force stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsors or its permitted transferees.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of  $50.0 million There can be no assurance that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants, are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, if our Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Our independent registered public accounting firm, and the underwriter of our Initial Public Offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreements, our Sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations, and believe that our Sponsors’ only assets are securities of our company. As a result, we believe it is unlikely that our Sponsors will be able to satisfy any indemnification obligations that may arise. Accordingly, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per public share. In such event, you may receive less than $10.15 per share in connection with any redemption of Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporations Law (“DGCL’), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 18th month from the closing of our Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the allotted time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and a Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against a Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.15 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders may make it more difficult to negotiate the terms of our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Founder Shares and the Private Placement Warrants (and underlying shares of Class A common stock) held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make negotiating the terms of an initial Business Combination more difficult. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that may occur when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered for resale.

In order to complete our initial Business Combination, we may seek to amend our certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders or warrant holders may not support.

In order to complete a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our certificate of incorporation or other governing instruments, including to extend the time we have to consummate an initial Business Combination in order to complete our initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity, including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which stockholders do not agree.

Our Sponsors, initial stockholders, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by June 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest, net of taxes and amounts previously released to us for working capital purposes), divided by the number of then outstanding Public Shares.

Our Letter Agreements with our Sponsors, director and officers may be amended without stockholder approval.

Our Letter Agreements with our Sponsors, directors and officers contains provisions relating to transfer restrictions of our Founder Shares and Sponsors warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. The Letter Agreements may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our Founder Shares for 180 days following the date of our Initial Public Offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to this agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this agreement. Any such amendments to the Letter Agreements would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial Business Combination.

We issued warrants to purchase 5,750,000 shares of our Class A common stock as part of the units offered in our Initial Public Offering, and we issued 5,525,000 in Private Placement Warrants in a private placement. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of an aggregate of 2,875,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsors, initial stockholders, officers, directors or their affiliates make any working capital loans, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to complete a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to complete a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our Initial Public Offering except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination and (iii) they may be exercised on a cashless basis. Additionally, the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

General Risks

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior December 31st, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior December 31st. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending June 30, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision does not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

Investors may face difficulties in protecting their interests, and their ability to protect their rights through the United States courts may be limited, due to the location of our offices and officers and directors.

Our executive offices are located in the United Kingdom and certain of our officers and directors are residents of jurisdictions outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or our directors or executive officers, or enforce judgments obtained in the United States courts against us or our directors or officers. Additionally, it may be difficult to bring original actions in foreign courts to enforce liabilities based on the U.S. federal securities laws.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss, lawsuits, investigations, fines and penalties, whether directly or through claims made against us by third parties.

Purchasing our securities may result in uncertain or adverse U.S. federal income tax consequences.

Purchasing our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-half of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of the warrants included in the units we issued in our Initial Public Offering are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial Business Combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

As a result, we do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by June 15, 2022 or to provide for redemption in connection with a Business Combination; or (iii) absent an initial Business Combination by June 15, 2022, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 22 Soho Square, London, W1D 4NS, United Kingdom, and our telephone number is +44 207 070 7080. The cost for this space is included in the $10,000 per-month fee IBIS Capital Limited, an affiliate of certain of our officers and directors, charges us for general and administrative services pursuant to a letter agreement between us and IBIS Capital Limited. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s Class A common stock, Warrants and Units are currently listed on Nasdaq under the symbols EDTX, EDTXW and EDTXU, respectively. Our Units began public trading on December 11, 2020, and our Public Shares and Public Warrants began separate public trading on February 12, 2021.

Holders

As of September 28, 2021, there was one holder of record of our Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock and four holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On June 30, 2020, we issued an aggregate of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, to our Sponsors. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In December 2020, our Sponsors contributed back to our capital an aggregate of 1,437,500 Founder Shares.

On December 15, 2020, we consummated our Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $100.0 million we incurred offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and we incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees. Jefferies LLC served as the sole book-running manager and Macquarie Capital (USA) Inc. served as the lead manager of our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249098). The SEC declared the registration statement effective on December 10, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million. Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000. generating gross proceeds of $3,800,000. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsors or their permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Upon the closing of the Initial Public Offering and the Private Placement, and the Over Allotment, approximately $116.7 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private-Placement Warrants in the Private Placement were placed in a Trust Account, comprised of $115.0 million of the proceeds from our Initial Public Offering and Over-Allotment (which amount includes approximately $4.0 million of the underwriter’s deferred discount) and approximately $1.7 million of the proceeds of the Private Placement. We paid an aggregate of $2.3 million for the portion of underwriting discount payable at the close of the Initial Public Offering and paid or accrued approximately $0.5 million for other costs and expenses related to our Initial Public Offering.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commission) to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible Business Combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities. Our Sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors.

The registration statement for our Initial Public Offering became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units, generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of the Private Placement Warrants to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million. Simultaneously with the consummation of the Over-Allotment, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, approximately $116.7 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in the Trust Account

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022, and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from May 27, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended June 30, 2021, we had a net loss of approximately $322,000, which consisted of approximately $315,000 of financing costs and approximately $278,000 of general and administrative expenses, inclusive of $65,000 general administrative expense related party, approximately $218,000 of franchise tax expense, partially offset by approximately $452,000 change in fair value of derivative warrant liabilities and approximately $36,000 of gain on investments held in Trust Account.

For the period from May 27, 2020 (inception) through June 30, 2020, we had a net loss of approximately $7,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $708,000 in cash and working capital of approximately $560,000.

Prior to June 30, 2021, our liquidity needs were satisfied through a payment of $25,000 from the Sponsors to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares, and payments of other expenses by our Sponsors of approximately $108,000 through a Note, which was repaid by us on June 24, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 Founder Shares, for an aggregate price of $25,000. In December 2020, our Sponsors contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering — see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over- allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over- allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provide that until the earlier of our consummation of a Business Combination and our liquidation, we will pay our Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the year ended June 30, 2021, and for the period from May 27, 2020 (inception) through June 30, 2020, $65,000 and $0 of these expenses, respectively, were incurred as presented on the statements of operations. At June 30, 2021, we had prepaid $25,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Commitments and Contingencies

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following as its critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. statements of operations as incurred.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. There were no Class A shares issued or outstanding as of June 30, 2020.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class common stock is excluded from earnings per share as the redemption value approximates fair value.

We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted income per common stock, since the exercise of the warrants are contingent upon occurrence of future events. As a result, basic and diluted income (loss) per share are the same for the periods presented.

Our statements of operations include a presentation of income (loss) per Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income or loss attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.   Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the material weakness identified in our Form 10-Q/A as filed with the Securities and Exchange Commission (SEC) on July 26, 2021 surrounding the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of June 30, 2021.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Charles McIntyre	52	Chairman of the Board and Chief Investment Officer
Benjamin Vedrenne-Cloquet	44	Chief Executive Officer and Director
Rory Henson	31	Chief Financial Officer
Emma C. Davies	44	Director
Michael Longoni	53	Director
Paula Olson	50	Director

Charles McIntyre has served as our Executive Chairman of the Board since our formation and as Chief Investment Officer since July 2020. In 2018, he co-founded EdtechX 1 together with Benjamin Vedrenne-Cloquet, our Chief Executive Officer, and served as its Chairman of the Board and Chief Investment Officer. EdtechX 1 successfully consummated an initial Business Combination in March 2020 with education technology company Meten Education Group, Ltd, now operating as Meten EdtechX Education Group Ltd. (NASDAQ: METX) (“Meten EdtechX”). Mr. McIntyre is currently a member of the board of directors of Meten EdtechX. Mr. McIntyre is also the Chief Executive Officer of IBIS Capital Limited, an investment and advisory firm that he co-founded in 2003. He is responsible for leading the executive team and the overall strategy of the firm. Mr. McIntyre has over 25 years of experience building businesses in a number of industry sectors including edtech, media and financial services. During the course of his career, he has been a member of the boards of directors of various entrepreneurial companies in the media and education sectors. Mr. McIntyre began his career with the investment banking arm of Apax Partners, one of the world’s leading independent private equity firms, where he helped build the company’s media franchise. In 1998, together with other members of senior management, he spun off the investment banking arm of Apax Partners. Over the next two years the business grew into a pan-European investment bank with offices in seven countries and 140 employees before being sold for more than $200 million. In 2006, together with IBIS Capital and other partners, Mr. McIntyre formed a long/short global hedge fund focused on the media sector. In 2013, together with Mr. Vedrenne-Cloquet, Mr. McIntyre co-founded EdTech Global to build a conference and research business focused on the education technology and training, which now operates thought leadership events in Europe, Asia and Africa. Mr. McIntyre is a Governor of the National Institute of Economic and Social Research, which is a world renowned independent research institute based in the UK. He is Chairman of Learnlight, a technology focused training provider to corporate customers across the globe. Mr. McIntyre is also Chairman of Immerse, a leading entrepreneurial company focused on the use of virtual reality. He is also a founder of the EdTech Global Foundation, which seeks to improve life outcomes through education. Mr. McIntyre holds an honour degree in Economics and Philosophy from the London School of Economics. We believe Mr. McIntyre is well qualified to serve as a director due to his contacts and business experience.

Benjamin Vedrenne-Cloquet has served as our Chief Executive Officer since our formation. Mr. Vedrenne-Cloquet co-founded and served as Chief Executive Officer and a Director of EdtechX 1 from its formation until consummation of its initial Business Combination in March 2020. Mr. Vedrenne-Cloquet is currently a member of the board of directors of Meten EdtechX. Mr. Vedrenne-Cloquet has served as Operating Partner at IBIS Capital Limited since January 2013. In 2013, Mr. Vedrenne-Cloquet co-founded EdTech Global with Charles McIntyre. Mr. Vedrenne-Cloquet is deeply involved in the education ecosystem through various positions, including senior advisor to EDUCAPITAL, the first European venture capital fund focused on edtech, and also as Chairman of the Board of Trustees of College Francais Bilingue de Londres, (“CFBL”), an award winning international French bilingual school in London. Mr. Vedrenne-Cloquet is also Chair of the London Edtech Week and Asia Edtech Week, and served as advisory board member for SXSW EDU, one of the largest conferences in Education in the U.S. He is a regular commentator in the international business and financial press on education technology matters. Mr. Vedrenne-Cloquet has over 20 years of operational, investment and advisory experience in the media, advertising and education industries, with a particular focus on digital transition, mergers and acquisitions, and international expansion situations. From 2008 to 2012, he served as EMEA Head of Corporate Development, Strategy and New Ventures for Turner International, the international TV division of Time Warner ((NYSE: TWX), now Warner Media. While there, Mr. Vedrenne-Cloquet led the expansion of a portfolio of thematic TV channels (CNN, Cartoon Network, TNT), children entertainment brands, consumer products, digital channels and joint ventures spanning 25 countries. As Global Digital Lead for Turner International, he also led the expansion of the group’s portfolio of digital brands and new ventures across various content verticals (News, Kids, Sports, Lifestyle). Mr. Vedrenne-Cloquet previously held various senior executive positions including general management, business development, finance and strategy functions at publicly listed media and communication groups, including Omnicon (NYSE: OMC), Modern Times Group (NASDAQ OMX- MTGA) and Lagardere (EPA: MMB), where he has been involved in turnaround and restructuring situations, as well as roll ups and international development in both large and small divisions. During his career, Mr. Vedrenne-Cloquet has been directly involved in the execution of many cross-border transactions ranging from M&A, greenfield investments, divestments, strategic partnerships, joint ventures, minority investments and licensing deals. Mr. Vedrenne-Cloquet started his career in New York City to launch Planet Finance (now Positive Planet), a micro finance NGO, working directly with its founder, Mr. Jacques Attali, a former Special Advisor and counsellor to various French Republic Presidents. Mr. Vedrenne-Cloquet graduated summa cum laude from Babson College (USA), holds a master degree from ESCP Europe (France) and an executive education certificate from London Business School (UK). We believe Mr. Vedrenne-Cloquet is well qualified to serve as a director due to his contacts and business experience.

Rory Henson has served as our Chief Financial Officer since August 2020. Mr. Henson joined IBIS Capital in October 2012 and currently served as an Associate Director where he focuses on education technology coverage. He is also a founding member of the EdTech Global conference series. From June 2011 to September 2012, Mr. Henson was an investment banking analyst with Jefferies Group LLC. focusing on companies in the technology, media, telecommunications and business services sectors. Mr. Henson received a Bachelor of Science in Accounting & Finance from the University of Bristol in the United Kingdom.

Emma Davies has served as a member of our board of directors since July 2020. Ms. Davies is an experienced investment professional with a long career spent investing across global public and private equity markets. She has been a Partner and Head of Direct Investments at Marylebone Partners, a London based independent wealth management firm, since March 2016. Ms. Davies was previously Head of Property and Infrastructure at The Wellcome Trust, the fourth largest charitable foundation in the world (with more than $30 billion in assest under management), from 2013 to 2016. From 2011 to 2013, Ms. Davies was the initial Chief Investment Officer of Big Society Capital, a social investment company founded by Sir Ronald Cohen, founder of private equity group Apax Partners. From 2001 to 2010, Ms. Davies was an investment professional at Perry Capital, a US based special situation hedge fund, where she started as an equity and distressed debt analyst and was made partner in 2007, running the UK office and heading the European investments team. Ms. Davies began her career at JP Morgan in 1998 as an equity research analyst covering Telecoms & Semiconductors. Ms. Davies is a Non-Executive Director and Audit Chair for Riverstone Credit Opportunities Income PLC, a company listed on the London Stock Exchange investing exclusively in the global energy industry through a portfolio of secured loans. Ms. Davies is also a Trustee and Investment Committee Member for Henry Smith Charity, one of the oldest and largest grant making institutions in the UK, as well as an Investment Committee member for Magdalen College at Oxford University.  She graduated from Oxford University with distinction. She also holds an MSc from the London School of Economics. We believe Ms. Davies is well qualified to serve as a director due to her contacts and business experience.

Michael Longoni has served as a member of our Board of Directors since August 2020. Mr. Longoni is a senior investment banker with over 20 years of experience advising clients in the media and education sectors across mergers and acquisitions, public and private equity and fixed income. In 2017, Mr. Longoni founded Gorgoneion Partners, an advisory firm specialzing in the media and education sectors. While at Gorgoneion Partners, he has been supporting clients across a wide range of services and sectors, including potential acquisitions and investments in the nursery, K-12, higher education, corporate training, digital classifieds or consumer books segments. From 2014 to 2017, Mr. Longoni served as Managing Director and Head of EMEA Media & Education at Citigroup where he had the coverage responsibility for clients across the media sector, including linear and non-linear free and pay-TV broadcasting, television content production, sports intellectual property, digital classifieds platforms, consumer and B2B publishing, as well as the events, leisure and cinema sectors. During this period, he expanded the coverage effort to include education across all sectors (including nurseries, K-12, higher education). From 2009 to 2014, Mr. Longoni worked as Managing Director at Barclays Bank PLC in TMT Investment Banking. From March to September of 2009, Mr. Longoni served as Head of M&A at Antenna Group, Greece. From 1998 to 2008, Mr. Longoni served as a Director of TMT Investment Banking at Citigroup. Throughout his over 20 year career in finance, he has worked on over 50 transactions across multiple geographies and products (M&A, equity, fixed income), across various sectors including media, education, technology and telecom. He thereby served a wide spectrum of clients ranging from multibillion dollar corporations to high growth start-ups, private equity firms, sovereign wealth funds, family offices and entrepreneurs. Mr. Longoni holds a master’s degree in civil engineering from Technical University Munich and an M.B.A. from London Business School. We believe Mr. Longoni is well qualified to serve as a director due to his contacts and business experience.

Paula Olson has served as a member of our board of directors since August 2020. Ms. Olson is a seasoned finance executive with more than 20 years of experience building businesses, leading teams through complex projects and serving as a strategic and financial advisor to senior executives and boards of directors. Ms. Olson has dedicated much of her career to the education technology and services sector. Additionally, as an investment banker, she was an advisor to public and private companies in more than 50 capital markets and M&A transactions totaling over $37 billion in aggregate transaction value. Since November 2017, she has advised private equity firms considering investments in the education sector and provided strategic advice to privately-owned education and technology companies. From January 2017 to November 2017, she served as the Chief Financial Officer of Frontline Education where she oversaw the finance and accounting functions as well as the evaluation, acquisition and integration of several M&A opportunities. From 2007 to 2017, Ms. Olson served as a Managing Director and Head of Education Technology and Services, Investment Banking at Wells Fargo Securities, where she launched the Education Technology and Services practice and established Wells Fargo as one of the most active education-related investment banking practices on Wall Street. Prior to Wells Fargo, she was a Vice President with Banc of America Securities in the Retail and Consumer Group. Ms. Olson began her career in 1993 with Bank of Boston where she was a Secured Loan analyst. In 1996, she joined the United States Peace Corps where she served for over three years as a volunteer in Zimbabwe, working with UNDP- and USAID-funded programs that promoted entrepreneurship and ecotourism. Ms. Olson holds a Bachelors Degree in Finance from Providence College. She holds dual degrees from Columbia University, with an MBA from Columbia Business School and a Masters in International Affairs from Columbia‘s School of International and Public Affairs. We believe Ms. Olson is well qualified to serve as a director due to her contacts and business experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Olson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Davies and Mr. Longoni, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. McIntyre and Vedrenne-Cloquet, will expire at the third annual meeting of stockholders.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Davies, Mr. Longoni and Ms. Olson are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, which we are not taking advantage of, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

In connection with the Initial Public Offering, we established an audit committee of our board of directors. Emma Davies, Michael Longoni and Paula Olson serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Davies, Mr. Longoni and Ms. Olson meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board has determined that Ms. Olson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The principal functions of the audit committee, include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered accounting public accounting firm and us to assess the independent registered accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

During the year ended June 30, 2021, our Audit Committee held two meetings.

Compensation Committee

In connection with the Initial Public Offering, we established a compensation committee of our board of directors, and Emma Davies, Michael Longoni and Paula Olson have been appointed to serve as members of this committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, both of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Emma Davies, Michael Longoni and Paula Olson all meet the independent director standards applicable to members of the compensation committee.

The principal functions of the compensation committee, as set forth in the committee’s charter, include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Except as described herein, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

During the year ended June 30, 2021, our Compensation Committee did not hold any meetings.

Nominating Committee

In connection with the Initial Public Offering, we established a nominating committee of our board of directors, and Emma Davies, Michael Longoni and Paula Olson have been appointed to serve as members of this committee, all of whom are independent in accordance with Nasdaq regulations. The primary purpose of our nominating committee is to assist the board in identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors and developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines. The nominating governance committee is governed by a charter that complies with Nasdaq rules.

During the year ended through June 30, 2021, our Nominating Committee did not hold any meetings.

Director Nominations

In addition to director candidates recommended by our nominating committee, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our Code of Ethics and our audit, compensation and nominating committee charters as exhibits to the registration statement in connection with our Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge by us upon request.

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us, and no compensation of any kind, including finder’s and consulting fees, will be paid by us to our officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Following our initial Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the target’s incumbent management team.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We have no compensation plans under which equity securities are authorized for issuance.

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of September __, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers
Benjamin Vedrenne-Cloquet (2)(3)	2,835,000	19.7%
Charles McIntyre (2)(3)	2,835,000	19.7%
Rory Henson (3)		%
Emma Davies (3)		%
Michael Longoni (3)	-	-
Paula Olson (3)	-	-
All officers and directors as a group (six individuals) (2)(3)	-	-
Five Percent Holders		%
IBIS Capital Sponsor II EdtechX LLC (2)	973,500	6.8%
IBIS Capital Sponsor II LLC (2)	1,861,500	12.9%
Glazer Capital, LLC (4)	818,017	7.1%
Basso Capital Management (5)	704,442	6.13%
Sculptor Capital LP	600,000	5.22%
Citadel Advisors LLC	575,802	5.0%

(1)

This table is based on shares of common stock outstanding at September 27, 2021, of which 11,500,000 were Class A common stock and 2,875,000 were Founder Shares (Class B common stock). Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as described in this report. Unless otherwise noted, the business address of each of the beneficial owners listed above is c/o EdtechX Holdings Acquisition Corp. II, 22 Soho Square, London, W1D 4NS, United Kingdom.

(2)	Interests shown consist solely of Founder Shares.

(3)	Our Sponsors are the record holders of such shares. Each of Messrs. Vedrenne-Cloquet and McIntyre are the managing members of our Sponsors, and as such, each have voting and investment discretion with respect to the common stock held of record by our Sponsors and may be deemed to have shared beneficial ownership of the common stock held directly by our Sponsors. Each of our officers and directors hold a direct or indirect interest in our Sponsors. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on February 16, 2021 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, the shares Class A common stock reported are held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Mr. Glazer serves as the managing member of Glazer Capital. Each of Glazer Capital and Mr. Glazer have the shared power to dispose of and the shared power to vote the shares of common stock beneficially owned by them. The address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	According to a Schedule 13G filed with the SEC on February 12, 2021 by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”) and Howard I. Fischer, the shares of Class A common stock reported are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the principal portfolio manager for Basso SPAC, the Chief Executive Officer and a Founding Managing Partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the shares reported. The address of each of the above entities and Mr. Fischer is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

(6)	According to a Schedule 13G/A filed with the SEC on February 22, 2021 by Sculptor Capital LP (“Sculptor”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, LTD (“SCMF”) and Sculptor Special Funding, LP (“NRMD”), Sculptor serves as the principal investment manager to number of investment funds and discretionary accounts (collectively, the “Accounts”) and may be deemed to be the beneficial owner of the shares of Class A common stock held in the Accounts managed by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and may be deemed to be the beneficial owner of the shares reported. SCU is the sole shareholder of SCHC, and, may be deemed to be the beneficial owner of the shares reported. The address of Sculptor, SCHC, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of SCMF and NRMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(7)	According to a Schedule 13G/A filed with the SEC on June 28, 2021 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Kenneth Griffin with respect to shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd. and Citadel Securities, each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 550,000 shares of Class A common stock, Citadel Securities LLC may be deemed to beneficially own 25,802 shares of Class A common stock, each of CALC4 and Citadel Securities and CSGP may be deemed to beneficially own 25,802 shares of Class A common stock and Mr. Griffin may be deemed to beneficially own 575,802 shares of Class A common stock. The address of each of the entities above and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On June 30, 2020 our Sponsors purchased 4,312,500 Founder Shares for an aggregate price of $25,000. In December 2020, our Sponsors contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering.  The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over- allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over- allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus with respect to our Initial Public Offering and continuing until the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay our Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the year ended June 30, 2021, and for the period from May 27, 2020 (inception) through June 30, 2020, $65,000 and $0 of these expenses, respectively, were incurred as presented on the statements of operations. At June 30, 2021, we had prepaid $25,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they acquired in our Initial Public Offering or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Related Party Transaction Policy

Prior to the consummation of our Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Registration Rights

The holders of (i) the Founder Shares, (ii) Private Placement Warrants and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans (and their underlying securities) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. MIHI and Jefferies may only make a demand on one occasion and only during the five-year period beginning on December 10, 2020. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us, subject to certain limitations; provided, however, that MIHI and Jefferies may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement with respect to our Initial Public Offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Davies, Mr. Longoni and Ms. Olson who constitute a majority of board, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of Marcum’s fees for services rendered during the year ended June 30, 2021

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended June 30, 2021, including services in connection with our Initial Public Offering totaled $58,710  . The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended June 30, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended June 30, 2021.

All Other Fees. We did not pay Marcum for other services during the year ended June 30, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020)..

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated December 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Letter Agreement between the Registrant and each of the Company’s Sponsors, officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.2	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company dated December 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between the Registrant and certain security holders, dated December 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.4	Form of Private Warrants Purchase Agreement with Underwriters (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.6	Administrative Services Agreement between the Registrant and IBIS Capital Limited dated December 10, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.7	Letter Agreement between the Registrant, IBIS Capital Sponsor II EdtechX LLC, EdtechX Holdings Acquisition Corp. II and MIHI LLC, dated as of December 10, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

24	Power of Attorney (included in signature page).

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

EDTECHX HOLDINGS ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EdtechX Holdings Acquisition Corp. II

Opinion on the Financial Statement

We have audited the accompanying balance sheets of EdtechX Holdings Acquisition Corp. II (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

September 28, 2021

EDTECHX HOLDINGS ACQUISITION CORP. II

BALANCE SHEETS

	June 30,
	2021	2020

Assets:
Current assets:
Cash	$707,837	$-
Deferred offering costs	-	25,000
Prepaid expenses	184,299	-
Total current assets	892,136	25,000
Investments held in Trust Account	116,760,907	-
Total Assets	$117,653,043	$25,000

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit) :
Liabilities:
Current liabilities:
Accounts payable	$25,294	$-
Accrued expenses	89,000	1,000
Franchise tax payable	217,534	-
Note payable - related party	-	6,267
Total current liabilities	331,828	7,267
Deferred underwriting commissions	4,025,000	-
Derivative warrant liabilities	7,142,950	-
Total Liabilities	11,499,778	7,267

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock, $0.0001 par value; ; 11,500,000 and 0 shares subject to possible redemption at $10.15 per share at June 30, 2021 and June 30, 2020, respectively	116,725,000	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(10,572,023)	(7,267)
Total stockholders' equity (deficit)	(10,571,735)	17,733
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders' Equity (Deficit)	$117,653,043	$25,000

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2021	For the Period from May 27, 2020 (inception) through June 30, 2020
General and administrative expenses	$213,489	$7,267
General and administrative expenses - related party	65,000	-
Franchise tax expenses	217,534	-
Loss from operations	(496,023)	(7,267)
Other income (expense)
Change in the fair value of derivative warrant liabilities	452,450	-
Financing cost - derivative warrant liabilities	(314,650)	-
Gain on investments held in Trust Account	35,907	-
Interest income on bank account	46	-
Net loss	$(322,270)	$(7,267)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	11,484,848	-
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	2,701,370	2,500,000
Basic and diluted net loss per share, Class B common stock	$(0.12)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Year Ended June 30, 2021

	Common Stock				Additional		Total Stockholders'
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Excess of cash received over fair value of the private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Accretion of Class A common stock to redemption amount	-	-	-	-	(3,140,812)	(10,242,486)	(13,383,298)
Net loss	-	-	-	-	-	(322,270)	(322,270)
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)

For the Period from May 27, 2020 (inception) through June 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(7,267)	(7,267)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year ended June 30, 2021	For the Period from May 27, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(322,270)	$(7,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(452,450)	-
Financing cost - derivative warrant liabilities	314,650	-
General and administrative expenses paid by Sponsor through note payable	24,589	6,267
Gain on investments held in Trust Account	(35,907)	-
Changes in operating assets and liabilities:
Prepaid expenses	(184,299)	-
Accounts payable	25,294	-
Franchise tax payable	217,534	-
Accrued expenses	13,000	1,000
Net cash used in operating activities	(399,859)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(116,725,000)	-
Net cash used in investing activities	(116,725,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to Sponsor	(108,226)	-
Proceeds received from initial public offering, gross	115,000,000	-
Proceeds received from private placement	5,525,000	-
Offering costs paid	(2,584,078)	-
Net cash provided by financing activities	117,832,696	-

Net increase in cash	707,837	-

Cash - beginning of the period	-	-
Cash - end of the period	$707,837	$-

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for Founder Shares	$-	$25,000
Offering costs paid through note payable to Sponsor	$77,370
Offering costs included in accrued expenses	$75,000	$-
Deferred underwriting commissions in connection with the initial public offering	$4,025,000	$-
Accretion of Class A common stock to redemption amount	$13,383,298	$-

The accompanying notes are an integral part of these financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

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

Upon the closing of the Initial Public Offering, Private Placements, and the Over-Allotment, approximately $116.7 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022 (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $708,000 in cash, and working capital of approximately $560,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and the payment of other expenses by our Sponsors of approximately $108,000 under a Note (as defined in Note 4). The Note balance was repaid on June 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying balance sheets are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Revision to Previously Reported Financial Statements

In preparation of the Company’s financial statements as of and for the year ended June 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The impact of the revision to the unaudited condensed interim financial statements as and for the periods ending March 31, 2021 and December 31, 2020 and the audited balance sheet as of December 15, 2020 are presented below:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Revised

Unaudited Condensed Balance Sheet
Total liabilities	$9,597,438	-	$9,597,438
Class A common stock subject to possible redemption
Class A common stock, $0.0001 par value; shares subject to possible redemption	103,304,315	13,420,685	116,725,000
Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	132	(132)	-
Class B common stock - $0.0001 par value	288		288
Additional paid-in-capital	3,178,067	(3,178,067)	-
Accumulated deficit	1,821,520	(10,242,486)	(8,420,966)
Total stockholders’ equity (deficit)	5,000,007	(13,420,685)	(8,420,678)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$117,901,760	$-	$117,901,760

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised

Unaudited Condensed Statement of Operations
Net income	$2,131,857	$-	$2,131,857

Basic and diluted weighted-average Class A common stock outstanding	9,970,064	1,529,936	11,500,000
Basic and diluted net income per Class A share of common stock	$0.00	$0.00	$0.00
Basic and diluted weighted-average non-redeemable common stock outstanding	4,404,936	(1,529,936)	2,875,000
Basic and diluted net income per non-redeemable share of common stock	$0.48	$0.26	$0.74

	For the Nine Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised

Unaudited Condensed Statement of Operations
Net income	$1,828,787	$-	$1,828,787

Basic and diluted weighted-average Class A common stock outstanding	9,923,468	1,548,495	11,471,963
Basic and diluted net income per Class A share of common stock	$0.00	$(0.00)	$-
Basic weighted-average Class B common stock outstanding	3,248,409	(604,705)	2,643,704
Basic net income per Class B share of common stock	$0.55	$0.14	$0.69
Diluted weighted-average non-redeemable common stock outstanding	3,248,409	(373,409)	2,875,000
Diluted net income per non-redeemable share of common stock	$0.55	$0.09	$0.64

	For the Nine Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$99,596,905	$(99,596,905)	$-
Change in fair value of Class A common stock subject to possible redemption	$3,707,410	$(3,707,410)	$-
Accretion of Class A common stock subject to redemption amount	$-	$13,383,298	$13,383,298

	As of December 31, 2020
	As Previously Reported (1)	Adjustment	As Revised

Unaudited Condensed Balance Sheet
Total liabilities	$11,829,364	-	$11,829,364
Class A common stock subject to possible redemption
Class A common stock, $0.0001 par value; shares subject to possible redemption	101,172,458	15,552,542	116,725,000
Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	153	(153)	-
Class B common stock - $0.0001 par value	288		288
Additional paid-in-capital	5,309,903	(5,309,903)	-
Accumulated deficit	(310,337)	(10,242,486)	(10,552,823)
Total stockholders’ equity (deficit)	5,000,007	(15,552,542)	(10,552,535)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$118,001,829	$-	$118,001,829

(1)	As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 as filed with the SEC on July 26, 2021.

	For the Three Months Ended December 31, 2020
	As Previously Reported (1)	Adjustment	Revised

Unaudited Condensed Statement of Operations
Net loss	$(156,685)	$-	$(156,685)

Basic and diluted weighted-average Class A common stock outstanding	-	11,323,529	11,323,529
Basic and diluted net loss per Class A share of common stock	$-	$0.00	$0.00
Basic and diluted weighted-average redeemable common stock outstanding	2,926,250	(365,109)	2,561,141
Basic and diluted net loss per redeemable share of common stock	$(0.05)	$(0.01)	$(0.06)

(1)	As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 as filed with the SEC on July 26, 2021.

	For the Six Months Ended December 31, 2020
	As Previously Reported (1)	Adjustment	As Revised

Unaudited Condensed Statement of Operations
Net loss	$(172,420)	$-	$(172,420)

Basic and diluted weighted-average Class A common stock outstanding	-	11,323,529	11,323,529
Basic and diluted net loss per Class A share of common stock	$-	$-	$-
Basic and diluted weighted-average redeemable common stock outstanding	2,713,182	(182,777)	2,530,405
Basic and diluted net loss per redeemable share of common stock	$(0.06)	$(0.01)	$(0.07)

(1)	As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 as filed with the SEC on July 26, 2021.

	For the Six Months Ended December 31, 2020
	As Previously Reported (1)	Adjustment	As Revised

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$99,596,905	$(99,596,905)	$-
Change in fair value of Class A common stock subject to possible redemption	$1,575,554	$(1,575,554)	$-
Accretion of Class A common stock to redemption amount	$-	$13,383,298	$13,383,298

(1)	As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 as filed with the SEC on July 26, 2021.

	As of December 15, 2020
	As Previously Reported (1)	Revision	As Revised

Balance Sheet
Total assets	$102,752,833	$-	$102,752,833
Liabilities and stockholders’ equity
Total current liabilities	$330,120	$-	$330,120
Deferred underwriting commissions	3,500,000	-	3,500,000
Derivative warrant liabilities	6,690,000	-	6,690,000
Total liabilities	10,520,120	-	10,520,120
Class A common stock subject to possible redemption
Class A common stock, $0.0001 par value; shares subject to possible redemption	87,232,703	29,492,297	116,725,000
Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	128	(128)	-
Class B common stock - $0.0001 par value	288	-	288
Additional paid-in-capital	5,417,873	(5,417,873)	-
Accumulated deficit	(418,279)	(24,074,296)	(24,492,575)
Total stockholders’ equity (deficit)	5,000,010	(29,492,297)	(24,492,287)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$102,752,833	$-	$102,752,833

(1)	As reported in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2020 as filed with the SEC on July 26, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and June 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021 and June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock reducing the carrying amount of the shares. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date (See Note 8). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,275,000 Class A shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon occurrence of future events. As a result, basic and diluted income (loss) per share are the same for the periods presented.

The Company’s statements of operations include a presentation of income (loss) per Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income or loss attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

Reconciliation of Net Income (Loss) per Share of Common Stock

	For the Year ended June 30, 2021	For the period from May 27, 2020 (inception) through June 30, 2020
Class A Common Stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$35,907	$-
Less: Company's portion available to be withdrawn to pay taxes	(35,907)	-
Net income attributable to Class A Common Stock subject to possible redemption	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	11,484,848	-
Basic and diluted net income per share	$-	$-

Class B Common Stock
Numerator: Net loss	$(322,270)	$(7,267)
Less: Income attributable to Class A common stock subject to possible redemption	-	-
Non-redeemable net loss	$(322,270)	$(7,267)
Denominator : weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, Class B common stock	2,701,370	2,500,000
Basic and diluted net loss per share, Class B common stock	$(0.12)	$(0.00)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively. There were no Class A shares issued or outstanding as of June 30, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On June 30, 2020, the Sponsors purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, the Sponsors contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, the Sponsors contributed to the Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering — see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2020, the Sponsors agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The Company had borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the year ended June 30, 2021, and for the period from May 27, 2020 (inception) through June 30, 2020, $65,000 and $0 of these expenses were incurred, respectively. At June 30, 2021, the Company had prepaid $25,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021, the Company has 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants outstanding. There were no warrants outstanding as so June 30, 2020.

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

Note 7 — Temporary Equity – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 11,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. There were no shares of Class A common stock issued or outstanding as of June 30, 2020.

As of June 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of June 30, 2021
Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption	$116,725,000

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and June 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, and June 30, 2020, there were 11,500,000 shares and 0 shares of Class A common stock issued and outstanding. All 11,500,000 shares of Class A common stock subject to possible redemption have been included in Temporary Equity. See Note 7.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 4,312,500 shares of Class B common stock. In December 2020, the Sponsors contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

As of June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,760,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,507,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,635,450

As of June 30, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 measurement due to their separate listing and trading beginning in February 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses actual trade data to determine the fair value of its investments.

The fair value of the Private Placement Warrants was initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the year ended June 30, 2021, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of $452,000, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 15, 2020	As of June 30, 2021
Volatility	15-16.5%	13.0%
Stock price	$10.00	$9.93
Probability of Business Combination	80%	80%
Expected life of the options to convert	6.00	5.46
Risk-free rate	0.5%	0.9%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the year ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at June 30, 2020	$-
Issuance of Public and Private Warrants, Level 3 measurements	7,595,400
Transfer of Public Warrants to Level 1	(2,461,000)
Change in fair value of derivative warrant liabilities, Level 3	(1,498,950)
Derivative warrant liabilities - Level 3, at June 30, 2021	$3,635,450

Note 10 — Income Taxes

The Company’s taxable income primarily consists of income from investments in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020.

The income tax provision (benefit) consists of the following for the year ended June 30, 2021:

Current
Federal	$-
State	-
Deferred
Federal	(96,615)
State	-
Valuation allowance	96,615
Income tax provision	$-

The Company’s net deferred tax assets were as follows as of June 30, 2021:

Deferred tax assets:
Start-up/Organization costs	$58,483
Net operating loss carryover	38,132
Total deferred tax assets	96,615
Valuation allowance	(96,615)
Deferred tax asset, net of allowance	$-

Deferred tax assets at June 30, 2020 were deemed immaterial. As of June 30, 2021, the Company had $38,132 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of June 30, 2021. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the year ended June 30, 2021 is as follows:

June 30, 2021
Statutory Federal income tax rate	21.0%
Change in fair value of warrant liabilities	29.5%
Financing costs - derivative warrant liabilities	(20.5)%
Change in Valuation Allowance	(30.0)%
Income Taxes Benefit	0.0%

Note 11 — Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDTECHX HOLDINGS ACQUISITION CORP. II

By:	/s/ Benjamin Vedrenne-Cloquet
	Name:	Benjamin Vedrenne-Cloquet
	Title:	Chief Executive Officer

By:	/s/ Rory Henson
	Name:	Rory Henson
	Title:	Chief Financial Officer

Dated September 28, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Benjamin Vedrenne-Cloquet and Rory Henson his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles McIntyre	Chairman of the Board and Chief Investment Officer	September 28, 2021
Charles McIntyre

/s/ Benjamin Vedrenne-Cloquet	Chief Executive Officer and Director	September 28, 2021
Benjamin Vedrenne-Cloquet	(Principal Executive Officer)

/s/ Rory Henson	Chief Financial Officer	September 28, 2021
Rory Henson	(Principal Financial and Accounting Officer)

/s/ Emma C. Davies	Director	September 28, 2021
Emma C. Davies

/s/ Michael Longoni	Director	September 28, 2021
Michael Longoni

/s/ Paula Olson	Director	September 28, 2021
Paula Olson