Form 10-Q
period 2021-09-30
EdtechX Holdings Acquisition Corp. II
filed 2021-11-22
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(unaudited)
Assets:
Current assets:
Cash	$642,635	$707,837
Prepaid expenses	122,841	184,299
Total current assets	765,476	892,136
Investments held in Trust Account	116,778,424	116,760,907
Total Assets	$117,543,900	$117,653,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$51,908	$25,294
Accrued expenses	75,000	89,000
Franchise tax payable	267,397	217,534
Total current liabilities	394,305	331,828
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	5,809,680	7,142,950
Total Liabilities	10,228,985	11,499,778

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock, $0.0001 par value; ; 11,500,000 and 0 shares subject to possible redemption at $10.15 per share at September 30, 2021 and June 30, 2021, respectively	116,725,000	116,725,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2021 and June 30, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(9,410,373)	(10,572,023)
Total stockholders’ deficit	(9,410,085)	(10,571,735)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$117,543,900	$117,653,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2021	2020
General and administrative expenses	$104,292	$15,735
General and administrative expenses - related party	35,000	-
Franchise tax expenses	49,863	-
Loss from operations	(189,155)	(15,735)
Other income
Change in the fair value of derivative warrant liabilities	1,333,270	-
Gain on investments held in Trust Account	17,517	-
Interest income on bank account	18	-
Net income (loss)	$1,161,650	$(15,735)

Weighted average shares outstanding of Class A common stock, basic and diluted	11,500,000	-
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	2,875,000	2,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Net income	-	-	-	-	-	1,161,650	1,161,650
Balance - September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,410,373)	$(9,410,085)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 30, 2020	-	$-	4,312,500	$431	$24,569	$(7,267)	$17,733
Net loss (unaudited)	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	4,312,500	$431	$24,569	$(23,002)	$1,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,161,650	$(15,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	$-	$10,000
Change in fair value of derivative warrant liabilities	(1,333,270)	-
Gain on investments held in Trust Account	(17,517)	-
Changes in operating assets and liabilities:
Prepaid expenses	61,458	-
Accounts payable	26,614	6,735
Franchise tax payable	49,863	-
Accrued expenses	(14,000)	(1,000)
Net cash used in operating activities	(65,202)	-

Net decrease in cash	(65,202)	-

Cash - beginning of the period	707,837	-
Cash - end of the period	$642,635	$-
Supplemental disclosure of non-cash activities:
Accretion of Class A common stock to redemption amount	$13,383,298	$-

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

The Company’s Sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors (the “Sponsors”). The registration statement for the Company’s Initial Public Offering became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions (Note 6). The underwriters exercised the Over-Allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and the Company incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 5). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (excluding the amount of any deferred underwriting commissions, as described in Note 6, and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $643,000 in cash, and working capital of approximately $639,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 5), and loan proceeds from the Sponsors of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited financial statements for the quarterly period September 30, 2021, and in connection with the change in presentation for the Class A common stock subject to possible redemption as previously reported, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The Company’s previously reported calculation of earnings per share was performed in a manner similar to the two-class method of income (loss) per share of common stock. Net income (loss) per share of common stock was calculated by dividing the net gain on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of shares of Class A common stock outstanding for the respective period. Net income (loss) per share of common stock was calculated by dividing the net income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period, as Class B common stock includes the Founder Shares that do not have any redemption features and do not participate in the net gain on investments held in the Trust Account.

The Company’s previously reported financials that have been restated are: (i) its unaudited quarterly financials for the three and six months ended December 31, 2020, as reported as revised in its Form 10-K for the quarterly period ended June 30, 2021 filed with the SEC on September 28, 2021; (ii) its unaudited quarterly financials for the three and nine months ended March 31, 2021 as revised in its Form 10-K for the quarterly period ended June 30, 2021 filed with the SEC on September 28, 2021; and (iii) its audited financial statements for the fiscal year ended June 30, 2021 included on its Form 10-K as filed with the SEC on September 28, 2021 (collectively, “the Affected Periods”). The change in calculation does not impact the reported amount of net income (loss) in the Affected Periods, did not impact the statement of cash flows, the balance sheet or the statement of stockholders’ equity (deficit). The impact to the reported amounts of weighted averages shares outstanding and basic and diluted income (loss) per share of common stock share is presented below for the Affected Periods:

	EPS for Class A common stock (redeemable)
	As Reported/ As Restated	Adjustment	As Restated
Three months ended December 31, 2020 - basic and diluted
Weighted average shares outstanding	11,323,529	(9,253,637)	2,069,892
Basic and diluted earnings per share	$-	$(0.03)	$(0.03)
Six months ended December 31, 2020 - basic and diluted
Weighted average shares outstanding	11,323,529	(10,282,988)	1,040,541
Basic and diluted earnings per share	$-	$(0.05)	$(0.05)
Three months ended March 31, 2021 - basic and diluted
Weighted average shares outstanding	11,500,000	-	11,500,000
Basic and diluted earnings per share	$0	$0.15	$0.15
Nine months ended March 31, 2021 - basic
Weighted average shares outstanding - basic	11,471,963	(7,008,327)	4,463,636
Basic earnings per share	$0.00	$0.26	$0.26
Nine months ended March 31, 2021 -diluted
Weighted average shares outstanding - diluted	11,471,963	(7,008,327)	4,463,636
Diluted earnings per share	$-	$0.25	$0.25
Year ended June 30, 2021- basic and diluted
Weighted average shares outstanding	11,484,848	(5,271,733)	6,213,115
Basic and diluted earnings per share	$-	$(0.04)	$(0.04)

	EPS for Class B common stock (non-redeemable)
	As Reported/ As Restated	Adjustment	As Restated
Three months ended December 31, 2020 - basic and diluted
Weighted average shares outstanding	2,561,141	(657)	2,560,484
Basic and diluted earnings per share	$(0.06)	$0.03	$(0.03)
Six months ended December 31, 2020 - basic and diluted
Weighted average shares outstanding	2,530,405	-	2,530,405
Basic and diluted earnings per share	$(0.07)	$0.02	$(0.05)
Three months ended March 31, 2021 - basic and diluted
Weighted average shares outstanding	2,875,000	-	2,875,000
Basic and diluted earnings per share	$0.74	$(0.59)	$0.15
Nine months ended March 31, 2021 - basic
Weighted average shares outstanding - basic	2,643,704	(522)	2,643,182
Basic earnings per share	$0.69	$(0.43)	$0.26
Nine months ended March 31, 2021 -diluted
Weighted average shares outstanding - diluted	2,875,000	0.00	2,875,000
Diluted earnings per share	$0.64	$(0.39)	$0.25
Year ended June 30, 2021- basic and diluted
Weighted average shares outstanding	2,701,370	(550)	2,700,820
Basic and diluted earnings per share	$(0.12)	$0.08	$(0.04)

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021, and 2020, are not necessarily indicative of the results that may be expected through December 31, 2021.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2021 and June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021 and June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021 and June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock subject to possible redemption. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock reducing the carrying amount of the shares. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. (See Note 9). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income (loss) per share for each class of common stock.:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$929,320	$232,330	$-	$(15,735)

Denominator:
Basic and diluted weighted average common stock outstanding	11,500,000	2,875,000	-	2,500,000

Basic and diluted net income (loss) per common stock	$0.08	$0.08	$-	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option) the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

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

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended September 30, 2021 and 2020, $35,000 and $0 of these expenses were incurred, respectively. At September 30, 2021, the Company had prepaid $20,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Registration and Rights

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

Note 7 — Derivative Warrant Liabilities

As of September 30, 2021 and June 30, 2021, the Company has 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants outstanding.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and June 30, 2021, there were 11,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption	$116,725,000

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and June 30, 2021, there were 11,500,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets. See Note 8.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2021
	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,778,424	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$2,898,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$2,911,680

June 30, 2021

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,760,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,507,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,635,450

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended September 30, 2021 or 2020.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses actual trade data to determine the fair value of its investments.

The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended September 30, 2021, the Company recognized income resulting from an decrease in the fair value of liabilities of $1.3 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of September 30, 2021
Volatility	13%	10.8%
Stock price	$9.93	$9.98
Probability of Business Combination	80%	80%
Expected life of the options to convert	5.46	5.46
Risk-free rate	0.9%	1.05%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the three months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	$2,911,680

Note 11 — Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the condensed financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 5). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had income of approximately $1.2 million, which consisted of approximately $1.3 million change in fair value of derivative warrant liabilities and approximately $18,000 gain on investments held in Trust Account offset by approximately $189,000 of general and administrative expenses, inclusive of $35,000 general administrative expense related party, and approximately $50,000 of franchise tax expense.

For the three months ended September 30, 2020, we had a net loss of approximately $16,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $643,000 in cash and working capital of approximately $639,000.

Prior to September 30, 2021, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended September 30, 2021 and 2020, $35,000 and $0 of these expenses were incurred, respectively. At September 30, 2021, we had prepaid $20,000 per schedule of such services, included in prepaid expenses on the accompanying balance sheets.

Our Sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or us or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option) we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recently Issued Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of September 30, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2021.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer