Form 10-K/A
period 2021-06-30
EdtechX Holdings Acquisition Corp. II
filed 2022-02-22
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EDTECHX HOLDINGS ACQUISITION CORP. II

Annual Report on Form 10-K/A for the Fiscal Year Ended June 30, 2021

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to EdtechX Holdings Acquisition Corp. II., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on September 28, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 15, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company’s Amended and Restated Certificate of Incorporation. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The Original Filing included a Note 2, Revision of Previously Reported Financial Statements, that described the revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”).

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock was material quantitatively and it should restate its previously reported financial statements.

Therefore, on February 11, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post-IPO Balance Sheet”) filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2020, (ii) audited financial statements as of and for the year ended June 30, 2021 included in Original Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2020, filed with the SEC on February 16, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and to restate earnings per share and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A.

None of the above changes impacted the Company’s cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

The Company has not amended its prior Current Report on Form 8-K filed with the SEC on December 21 2021, which contained its audited balance sheet as of December 15, 2020. The financial information contained in that Current Report on Form 8-K is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such Current Report should no longer be relied upon.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of June 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible Business Combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 1 to our Annual Report on Form 10-K of EdtechX Holdings Corp. II we are restating our audited financial statements for the fiscal year ended June 30, 2021 included in the Original Filing, the audited balance sheet issued in connection with our Initial Public Offering on December 15, 2020, and the unaudited interim periods ending December 31, 2020 and March 31, 2021.

We have re-evaluated our application of ASC 480-10-S99-3A to the accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in our initial public offering (the “IPO”) on December 15, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company’s Amended and Restated Certificate of Incorporation. In addition, in connection with the change in presentation for the Public Shares, we determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

The Original Filing included a Note 2, Revision of Previously Reported Financial Statements, that described the revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”). At the time of the Original Filing, the Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. As such, our management has reevaluated and has concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock was material quantitatively and it should restate its previously reported financial statements.

Therefore, on February 11, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post-IPO Balance Sheet”) filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2020, (ii) audited financial statements as of and for the year ended June 30, 2021 included in Original Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2020, filed with the SEC on February 16, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and to restate earnings per share and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A.

None of the above changes impacted the Company’s cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).

Our management has concluded that a material weakness remains in our internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

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

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from our Sponsors of approximately $108,000 under the Note (as defined in Note 4) and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that our mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern without a business combination.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its audited financial statements as of and for the year ended June 30, 2021 and its interim financial statements and notes for the quarters ended December 31, 2020, March 31, 2021, and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Form 10-Q/A as filed with the SEC on July 26, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Paula Olson has served as a member of our board of directors since August 2020. Ms. Olson is a seasoned finance executive with more than 20 years of experience building businesses, leading teams through complex projects and serving as a strategic and financial advisor to senior executives and boards of directors. Ms. Olson has dedicated much of her career to the education technology and services sector. Additionally, as an investment banker, she was an advisor to public and private companies in more than 50 capital markets and M&A transactions totaling over $37 billion in aggregate transaction value. Since November 2017, she has advised private equity firms considering investments in the education sector and provided strategic advice to privately-owned education and technology companies. From January 2017 to November 2017, she served as the Chief Financial Officer of Frontline Education where she oversaw the finance and accounting functions as well as the evaluation, acquisition and integration of several M&A opportunities. From 2007 to 2017, Ms. Olson served as a Managing Director and Head of Education Technology and Services, Investment Banking at Wells Fargo Securities, where she launched the Education Technology and Services practice and established Wells Fargo as one of the most active education-related investment banking practices on Wall Street. Prior to Wells Fargo, she was a Vice President with Banc of America Securities in the Retail and Consumer Group. Ms. Olson began her career in 1993 with Bank of Boston where she was a Secured Loan analyst. In 1996, she joined the United States Peace Corps where she served for over three years as a volunteer in Zimbabwe, working with UNDP- and USAID-funded programs that promoted entrepreneurship and ecotourism. Ms. Olson holds a Bachelors Degree in Finance from Providence College. She holds dual degrees from Columbia University, with an MBA from Columbia Business School and a Masters in International Affairs from Columbia’s School of International and Public Affairs. We believe Ms. Olson is well qualified to serve as a director due to her contacts and business experience.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020)..

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated December 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

4.5***	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Letter Agreement between the Registrant and each of the Company’s Sponsors, officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.2	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company dated December 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between the Registrant and certain security holders, dated December 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.4	Form of Private Warrants Purchase Agreement with Underwriters (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.6	Administrative Services Agreement between the Registrant and IBIS Capital Limited dated December 10, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.7	Letter Agreement between the Registrant, IBIS Capital Sponsor II EdtechX LLC, EdtechX Holdings Acquisition Corp. II and MIHI LLC, dated as of December 10, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

24	Power of Attorney (included in signature page).

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Previously filed

Item 16. Form 10-K Summary

None.

EDTECHX HOLDINGS ACQUISITION CORP. II

Table of Contents

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of June 30, 2021 and 2020	F-3

Statements of Operations for the Year Ended June 30, 2021 and for the Period from May 27, 2020 (inception) through June 30, 2020 (As Restated)	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Year Ended June 30, 2021 and for the Period from May 27, 2020 (inception) through June 30, 2020	F-5

Statements of Cash Flows for the Year Ended June 30, 2021 and the Period from May 27, 2020 (inception) through June 30, 2020	F-6

Notes to Financial Statements	F-7 to F-24

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

Restatement of the 2021 Financial Statements

As discussed in Note 2 and 13 to the financial statements, the accompanying financial statements as of June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020 have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
September 28, 2021 except for Notes 2 and 13 as to which the date is February 22, 2022

EDTECHX HOLDINGS ACQUISITION CORP. II

BALANCE SHEETS

	June 30,
	2021	2020

Assets:
Current assets:
Cash	$707,837	$-
Deferred offering costs	-	25,000
Prepaid expenses	184,299	-
Total current assets	892,136	25,000
Investments held in Trust Account	116,760,907	-
Total Assets	$117,653,043	$25,000

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Liabilities:
Current liabilities:
Accounts payable	$25,294	$-
Accrued expenses	89,000	1,000
Franchise tax payable	217,534	-
Note payable - related party	-	6,267
Total current liabilities	331,828	7,267
Deferred underwriting commissions	4,025,000	-
Derivative warrant liabilities	7,142,950	-
Total Liabilities	11,499,778	7,267

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock, $0.0001 par value; 11,500,000 and 0 shares subject to possible redemption at $10.15 per share at June 30, 2021 and June 30, 2020, respectively	116,725,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(10,572,023)	(7,267)
Total stockholders’ equity (deficit)	(10,571,735)	17,733
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Equity (Deficit)	$117,653,043	$25,000

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(As Restated)

	For the Year Ended June 30, 2021 (As Restated – See Note 2)	For the Period from May 27, 2020 (inception) through June 30, 2020
General and administrative expenses	$213,489	$7,267
General and administrative expenses - related party	65,000	-
Franchise tax expenses	217,534	-
Loss from operations	(496,023)	(7,267)
Other income (expense)
Change in the fair value of derivative warrant liabilities	452,450	-
Financing cost - derivative warrant liabilities	(314,650)	-
Gain on investments held in Trust Account	35,907	-
Interest income on bank account	46	-
Net loss	$(322,270)	$(7,267)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	6,230,137	-
Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.04)	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	2,701,370	2,500,000
Basic and diluted net loss per share, Class B common stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

For the Year Ended June 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Excess of cash received over fair value of the private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Accretion of Class A common stock to redemption amount	-	-	-	-	(3,140,812)	(10,242,486)	(13,383,298)
Net loss	-	-	-	-	-	(322,270)	(322,270)
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)

For the Period from May 27, 2020 (inception) through June 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(7,267)	(7,267)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year ended June 30, 2021	For the Period from May 27, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(322,270)	$(7,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(452,450)	-
Financing cost - derivative warrant liabilities	314,650	-
General and administrative expenses paid by Sponsor through note payable	24,589	6,267
Gain on investments held in Trust Account	(35,907)	-
Changes in operating assets and liabilities:
Prepaid expenses	(184,299)	-
Accounts payable	25,294	-
Franchise tax payable	217,534	-
Accrued expenses	13,000	1,000
Net cash used in operating activities	(399,859)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(116,725,000)	-
Net cash used in investing activities	(116,725,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to Sponsor	(108,226)	-
Proceeds received from initial public offering, gross	115,000,000	-
Proceeds received from private placement	5,525,000	-
Offering costs paid	(2,584,078)	-
Net cash provided by financing activities	117,832,696	-

Net increase in cash	707,837	-

Cash - beginning of the period	-	-
Cash - end of the period	$707,837	$-

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for Founder Shares	$-	$25,000
Offering costs paid through note payable to Sponsor	$77,370
Offering costs included in accrued expenses	$75,000	$-
Deferred underwriting commissions in connection with the initial public offering	$4,025,000	$-
Accretion of Class A common stock to redemption amount	$13,383,298	$-

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsors of approximately $108,000 under the Note (as defined in Note 4) and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company has re-evaluated its application of ASC 480-10-S99-3A to its Public Shares, issued as part of the units sold in the Company’s IPO on December 15, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company’s Amended and Restated Certificate of Incorporation. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company concluded it should present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, and correct is earnings per share presentation.

The Company’s Original Filing included a Note 2, Revision of Previously Reported Financial Statements, that described the revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”).

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock was material quantitatively and it should restate its previously reported financial statements including the restatement of earnings per share.

Therefore, on February 11, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post-IPO Balance Sheet”) filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2020, (ii) audited financial statements as of and for the year ended June 30, 2021 included in Original Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2020, filed with the SEC on February 16, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and to restate earnings per share and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A.

In preparation of the Company’s interim financial statements for the quarterly period ended September 30, 2021, the Company re-evaluated its accounting for its redeemable Class A common stock and earnings per share. In accordance with SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Articles of Incorporation currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Impact of the Restatement

There was no impact on the reported balance sheet, statement of stockholders’ equity or statement of cash flow as of and for the year ended June 30, 2021 as the reclassification of the Public Shares was reported as revised.

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share for the year ended June 30, 2021 is presented below:

	Net Loss Per Share
	As Previously Reported on Form 10-K	Adjustment	As Restated
Year ended June 30, 2021
Net income	$(322,270)	$-	$(322,270)
Weighted average shares outstanding - Class A	11,484,848	(5,254,711)	6,230,137
Basic and diluted earnings per share - Class A	$-	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B	2,701,370	-	2,701,370
Basic and diluted earnings per share - Class B	$(12.00)	$11.96	$(0.04)

Impact to the Previously Reported Interim Financial Statements

The impact of the restatement on the previously reported unaudited condensed balance sheets, statement of stockholders’ equity, statements of operations and statements of cash flows for the Affected Periods is presented in Note 12 – Quarterly Financial Information (unaudited).

Impact to the Post IPO Balance Sheet

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

The impact of the restatement of the IPO Balance Sheet presented below also includes the restatement for the treatment of the warrants as liabilities.

8-K - December 15, 2020	As Reported	Adjustment	As Restated
Total assets	$102,752,833	$-	$102,752,833
Derivative warrant liabilities	$-	$6,690,000	$6,690,000
Total liabilities	$3,830,120	$6,690,000	$10,520,120
Class A common stock subject to redemption	93,922,703	7,577,297	101,500,000
Preferred stock, par value $0.0001	-	-	-
Class A common stock, par value $0.0001	74	(74)	-
Class B common stock, par value $0.0001	288	-	288
Additional paid-in captial	5,140,487	(5,140,487)	-
Accumulated deficit	(140,839)	(9,126,736)	(9,267,575)
Total stockholders’ equity (deficit)	$5,000,010	$(14,267,297)	$(9,267,287)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$102,752,833	$-	$102,752,833
Class A common stock subject to redemption	9,262,594	746,532	10,000,000
Class A common stock	737,406	(737,406)	-

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date (See Note 9). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company allocates income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income (loss) per share for each class of common stock.:

Reconciliation of Net Income (Loss) per Share of Common Stock

	For the Year Ended June 30, 2021		For the Period from May 27, 2020 (inception) through June 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(224,798)	$(97,472)	$-	$(7,267)

Denominator:
Basic and diluted weighted average common stock outstanding	6,230,137	2,701,370	-	2,500,000

Basic and diluted net loss per common stock	$(0.04)	$(0.04)	$-	$(0.00)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

Note 8 — Temporary Equity – Class A Common Stock Subject to Possible Redemption

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

Note 9 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and June 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, and June 30, 2020, there were 11,500,000 shares and 0 shares of Class A common stock issued and outstanding. All 11,500,000 shares of Class A common stock subject to possible redemption have been included in Temporary Equity. See Note 8.

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

Note 11 — Income Taxes

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

Note 12 — Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the financial statements were issued. The Company did not identify any subsequent events, other than the restatements in Note 2, that would have required adjustment or disclosure in these financial statements.

Note 13 — Quarterly Financial Information (unaudited)

The following tables contain unaudited quarterly financial information for the quarterly periods ended December 30, 2020, and March 31, 2021 that reflect the impact of the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly Affected Periods. The financial information that has been previously filed or otherwise reported for the quarterly Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the quarterly Affected Periods contained in such previously filed report should no longer be relied upon.

As of December 31, 2020 (unaudited)	As Previously Reported on Form 10-Q/A	Adjustment	As Restated
Total assets	$118,001,829	$-	$118,001,829
Total liabilities	$11,829,364	$-	$11,829,364
Class A common stock subject to redemption	101,172,458	15,552,542	116,725,000
Preferred stock, par value $0.0001	-	-	-
Class A common stock, par value $0.0001	153	(153)	-
Class B common stock, par value $0.0001	288	-	288
Additional paid-in captial	5,309,903	(5,309,903)	-
Accumulated deficit	(310,337)	(10,242,486)	(10,552,823)
Total stockholders’ equity (deficit)	5,000,007	(15,552,542)	(10,552,535)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$118,001,829	$-	$118,001,829
Class A common stock subject to redemption	9,967,730	1,532,270	11,500,000
Class A common stock	1,532,270	(1,532,270)	-

	Net Loss Per Share
	As Previously Reported on Form 10-Q/A	Adjustment	As Restated
Three months ended December 31, 2020 (unaudited)
Net loss	$(287,335)	0	$(287,335)
Weighted average shares outstanding - Class A	8,522,103	(6,429,712)	2,092,391
Basic and diluted net loss per share - Class A	$-	$(0.06)	$(0.06)
Weighted average shares outstanding - Class B	3,078,796	(517,655)	2,561,141
Basic and diluted net loss per share - Class B	$(0.09)	$0.03	$(0.06)
Six months ended December 31, 2020 (unaudited)
Net loss	$(303,070)	0	$(303,070)
Weighted average shares outstanding - Class A	8,522,103	(7,475,907)	1,046,196
Basic and diluted net loss per share - Class A	$-	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B	2,789,398	(258,827)	2,530,571
Basic and diluted net loss per share - Class B	$(0.11)	$0.03	$(0.08)

Unaudited Statement of Stockholders’ Equity - Six Months Ended December 31, 2020	As Reported	Adjustment	Restated
Sale of Shares in Initial Public Offering, Less Fair Value of Public Warrants
Class A common stock, par value $0.0001	$1,150	$(1,150)	$-
Additional paid-in capital	$109,812,350	$(109,812,350)	$-
Offering Costs
Additional paid-in capital	$(6,471,798)	$6,471,798	$-
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(997)	$997	$-
Additional paid-in capital	$(101,171,461)	$101,171,461	$-
Accretion of Class A Common Stock Subject to Possible Redemption Amount
Additional paid-in capital	$-	$(3,140,812)	$(3,140,812)
Accumulated deficit	$-	$(10,242,486)	$(10,242,486)

Six Months Ended December 31, 2020 (unaudited)
	As Previously Reported on Form 10-Q/A	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:			$-
Initial value of Class A common stock subject to possible redemption	$99,596,905	$(99,596,905)	$-
Change in value of Class A common stock subject to possible redemption	$1,575,554	$(1,575,554)	$-

As of March 31, 2021 (unaudited)	As Previously Reported on Form 10-Q	Adjustment	As Restated
Total assets	$117,901,760	$-	$117,901,760
Total liabilities	$9,597,438	$-	$9,597,438
Class A common stock subject to redemption	103,304,315	13,420,685	116,725,000
Preferred stock, par value $0.0001	-	-	-
Class A common stock, par value $0.0001	132	(132)	-
Class B common stock, par value $0.0001	288	-	288
Additional paid-in captial	3,178,067	(3,178,067)	-
Accumulated deficit	1,821,520	(10,242,486)	(8,420,966)
Total stockholders’ equity (deficit)	5,000,007	(13,420,685)	(8,420,678)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$117,901,760	$-	$117,901,760
Class A common stock subject to redemption	10,177,765	1,322,235	11,500,000
Class A common stock	1,322,235	(1,322,235)	-

	Earnings Per Share
	As Previously Reported on Form 10-Q	Adjustment	As Restated
Three months ended March 31, 2021 (unaudited)
Net income	$2,131,857	$-	$2,131,857
Weighted average shares outstanding - Class A	11,500,000	-	11,500,000
Basic and diluted earnings per share - Class A	$-	$0.15	$0.15
Weighted average shares outstanding - Class B	2,875,000	-	2,875,000
Basic and diluted earnings per share - Class B	$1.45	$(1.30)	$0.15
Nine months ended March 31, 2021 (unaudited)
Net income	$1,828,787	$-	$1,828,787
Weighted average shares outstanding - Class A	9,923,468	(5,443,541)	4,479,927
Basic and diluted earnings per share - Class A	$-	$0.26	$0.26
Weighted average shares outstanding - Class B	3,248,409	(604,705)	2,643,704
Basic and diluted earnings per share - Class B	$0.55	$(0.29)	$0.26

Unaudited Statement of Stockholders' Deficit -Three Months Ended March 31, 2021	As Previously Reported on Form 10-Q	Adjustment	Restated
Class A Common Stock Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$(21)	$21	$-
Additional paid-in capital	$(2,131,834)	$2,131,834	$-

Unaudited Statement of Stockholders' Deficit - Nine Months Ended March 31, 2021	As Previously Reported on Form 10-Q	Adjustment	Restated
Sale of Shares in Initial Public Offering, Less Fair Value of Public Warrants
Class A common stock, par value $0.0001	$1,150	$(1,150)	$-
Additional paid-in capital	$109,812,350	$(109,812,350)	$-
Offering Costs
Additional paid-in capital	$(6,471,798)	$6,471,798	$-
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(1,018)	$1,018	$-
Additional paid-in capital	$(103,303,295)	$103,303,295	$-
Accretion of Class A Common Stock Subject to Possible Redemption Amount
Additional paid-in capital	$-	$(3,140,812)	$(3,140,812)
Accumulated deficit	$-	$(10,242,486)	$(10,242,486)

Nine Months Ended March 31, 2021 (unaudited)
	As Previously Reported on Form 10-Q	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:			$-
Initial value of Class A common stock subject to possible redemption	$99,596,905	$(99,596,905)	$-
Change in value of Class A common stock subject to possible redemption	$3,707,410	$(3,707,410)	$-

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

Dated February 22, 2022

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

Name	Position	Date

/s/ Charles McIntyre	Chairman of the Board and Chief Investment Officer	February 22, 2022
Charles McIntyre

/s/ Benjamin Vedrenne-Cloquet	Chief Executive Officer and Director	February 22, 2022
Benjamin Vedrenne-Cloquet	(Principal Executive Officer)

/s/ Rory Henson	Chief Financial Officer	February 22, 2022
Rory Henson	(Principal Financial and Accounting Officer)

/s/ Emma C. Davies	Director	February 22, 2022
Emma C. Davies

/s/ Michael Longoni	Director	February 22, 2022
Michael Longoni

/s/ Paula Olson	Director	February 22, 2022
Paula Olson