Form 10-Q/A
period 2021-09-30
EdtechX Holdings Acquisition Corp. II
filed 2022-02-22
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Quarterly Report on Form 10-Q/A

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to EdtechX Holdings Acquisition Corp. II., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of EdtechX Holdings Acquisition Corp. II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2021 (the “Original Filing”).

The purpose of this amendment is to remove Note 2. Restatement of Previously Reported Financial Statements from the Notes to the unaudited condensed financial statements as reported in the Original Filing.

On February 11, 2022 the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the "Post-IPO Balance Sheet") filed as an exhibit to the Company’s Form 8-K filed with the SEC on December 21, 2020, (ii) audited financial statements as of and for the year ended June 30, 2021 included in Original Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2020, filed with the SEC on February 16, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 26, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and to restate earnings per share and should no longer be relied upon. As such, the Company restated its financial statements for the Affected Periods in a Form 10-K/A. As a result, Note 2. was no longer necessary.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect this change. The following items have been amended to reflect the change:

Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

The accompanying unaudited condensed financial statement should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on February 22, 2022.

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

Note 7 — Temporary Equity - Class A Common Stock Subject to Possible Redemption

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and June 30, 2021, there were 11,500,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets. See Note 7.

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

Note 10 — Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that our mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2022.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer