Form 10-Q
period 2021-12-31
EdtechX Holdings Acquisition Corp. II
filed 2022-02-22
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 22, 2022, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(unaudited)
Assets:
Current assets:
Cash	$503,321	$707,837
Prepaid expenses	89,174	184,299
Total current assets	592,495	892,136
Investments held in Trust Account	116,789,638	116,760,907
Total Assets	$117,382,133	$117,653,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Liabilities:
Current liabilities:
Accounts payable	$100,835	$25,294
Accrued expenses	75,000	89,000
Franchise tax payable	317,260	217,534
Total current liabilities	493,095	331,828
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	5,596,580	7,142,950
Total Liabilities	10,114,675	11,499,778

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.15 per share at December 31, 2021 and June 30, 2021, respectively	116,725,000	116,725,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and June 30, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	-	-
Accumulated deficit	(9,457,830)	(10,572,023)
Total stockholders' deficit	(9,457,542)	(10,571,735)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders' Deficit	$117,382,133	$117,653,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
General and administrative expenses	$196,922	$35,969	$301,216	$51,704
General and administrative expenses - related party	25,000	5,000	60,000	5,000
Franchise tax expenses	49,863	119,452	99,726	119,452
Loss from operations	(271,785)	(160,421)	(460,942)	(176,156)
Other income
Change in the fair value of derivative warrant liabilities	213,100	184,000	1,546,370	184,000
Financing cost - derivative warrant liabilities	-	(314,650)	-	(314,650)
Gain on investments held in Trust Account	11,213	3,736	28,731	3,736
Interest income on bank account	15	-	34	-
Net income (loss)	$(47,457)	$(287,335)	$1,114,193	$(303,070)

Weighted average shares outstanding of Class A common stock, basic and diluted	11,500,000	2,092,391	11,500,000	1,046,196
Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	$(0.06)	$0.08	$(0.08)
Weighted average shares outstanding of Class B common stock, basic and diluted	2,875,000	2,561,141	2,875,000	2,530,571
Basic and diluted net income (loss) per share, Class B common stock	$(0.00)	$(0.06)	$0.08	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six Months Ended December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Net income	-	-	-	-	-	1,161,650	1,161,650
Balance - September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,410,373)	$(9,410,085)
Net loss	-	-	-	-	-	(47,457)	(47,457)
Balance - December 31, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,457,830)	$(9,457,542)

Three and Six Months Ended December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Net loss	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(23,002)	$1,998
Excess of cash received over fair value of the private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Accretion of Class A common stock to redemption amount	-	-	-	-	(3,140,812)	(10,242,486)	(13,383,298)
Net loss	-	-	-	-	-	(287,335)	(287,335)
Balance - December 31, 2020 (unaudited)	-	$-	2,875,000	$288	$-	$(10,552,823)	$(10,552,535)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,114,193	$(303,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	-	24,589
Change in fair value of derivative warrant liabilities	(1,546,370)	(184,000)
Financing cost - derivative warrant liabilities	-	314,650
Gain on investments held in Trust Account	(28,731)	(3,736)
Changes in operating assets and liabilities:
Prepaid expenses	95,125	(161,093)
Accounts payable	75,541	41,708
Franchise tax payable	99,726	119,452
Accrued expenses	(14,000)	(1,000)
Net cash used in operating activities	(204,516)	(152,500)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(116,725,000)
Net cash used in investing activities	-	(116,725,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	115,000,000
Proceeds received from private placement	-	5,525,000
Offering costs paid	-	(2,535,500)
Net cash provided by financing activities	-	117,989,500

Net (decrease) increase in cash	(204,516)	1,112,000

Cash - beginning of the period	707,837	-
Cash - end of the period	$503,321	$1,112,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable		$37,278
Offering costs included in accrued expenses	$-	$86,300
Offering costs paid through note payable to Sponsor	$-	$77,370
Deferred underwriting commissions in connection with the initial public offering	$-	$4,025,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company generates any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end it June 30.

The Company’s Sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of the Company’s officers and directors (the “Sponsors”). The registration statement for the Company’s Initial Public Offering became effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions (Note 5). The underwriters exercised the Over-Allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and incurring additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

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

Upon the closing of the Initial Public Offering, Private Placements, and the Over-Allotment, approximately $116.7 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $503,000 in cash, and working capital of approximately $99,000.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended December 31, 2021, and 2020, are not necessarily indicative of the results that may be expected through June 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2021 and June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021 and June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2021 and June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock subject to possible redemption. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock as a reduction to the carrying value. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended December 31, 2021 and 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$(37,966)	$(9,491)	$(129,196)	$(158,139)

Denominator:
Basic and diluted weighted average common stock outstanding	11,500,000	2,875,000	2,092,391	2,561,141

Basic and diluted net income (loss) per common stock	$(0.00)	$(0.00)	$(0.06)	$(0.06)

	Six Months Ended December 31, 2021		Six Months Ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$891,354	$222,839	$(88,647)	$(214,423)

Denominator:
Basic and diluted weighted average common stock outstanding	11,500,000	2,875,000	1,046,196	2,530,571

Basic and diluted net income (loss) per common stock	$0.08	$0.08	$(0.08)	$(0.08)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option) the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On June 30, 2020, the Sponsors purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, the Sponsors contributed to the Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering - see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2020, the Sponsors agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The Company borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended December 31, 2021 and 2020, $25,000 and $5,000 of these expenses were incurred, respectively. For the six months ended December 31, 2021 and 2020, $60,000 and $5,000 of these expenses were incurred, respectively. At December 31, 2021, the Company had prepaid $25,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Note 5 - Commitments & Contingencies

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

Upon closing of the Over-allotment on December 17, 2020, the underwriters received approximately $300,000 in fees paid upfront and the underwriters are eligible for an additional deferred underwriting commissions of $525,000 totaling $4,025,000 deferred underwriting commissions.

Note 6 - Derivative Warrant Liabilities

As of December 31, 2021 and June 30, 2021, the Company has 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants outstanding.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and June 30, 2021, there were 11,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and June 30, 2021, there were 11,500,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets. See Note 7.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 4,312,500 shares of Class B common stock. In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2021

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,789,638	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$2,817,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$2,779,080

June 30, 2021

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,760,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,507,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,635,450

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or six months ended December 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses actual trade data to determine the fair value of its investments.

The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended December 31, 2021 and 2020, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $0.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the six months ended December 31, 2021 and 2020, the Company recognized income resulting from a decrease in the fair value of liabilities of $1.5 million and $0.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of December 31, 2021
Volatility	13%	8.4%
Stock price	$9.93	$10.01
Probability of Business Combination	80%	100%
Expected life of the options to convert	5.46	5.46
Risk-free rate	0.9%	1.3%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the six months ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	2,911,680
Change in fair value of derivative warrant liabilities, Level 3	(132,600)
Derivative warrant liabilities - Level 3, at December 31, 2021 - Level 3	$2,779,080

Note 10 - Subsequent Events

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 3). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended December 31, 2021, we had a loss of approximately $48,000, which consisted of approximately $222,000 of general and administrative expenses, inclusive of $25,000 general administrative expense related party, and approximately $50,000 of franchise tax expense offset by approximately $213,000 in change in fair value of derivative warrant liabilities and approximately $11,000 in gain on investments held in Trust.

For the three months ended December 31, 2020, we had a loss of approximately $287,000, which consisted of approximately $41,000 of general and administrative expenses, inclusive of $5,000 general administrative expense related party, and approximately $119,000 of franchise tax expense, offset by approximately $315,000 of financing cost-derivative warrant liabilities, $184,000 income from changes in fair value of derivative warrant liabilities and approximately $4,000 of gain on investments held in Trust Account.

For the six months ended December 31, 2021, we had income of approximately $1.1 million, which consisted of approximately $1.5 million change in fair value of derivative warrant liabilities and approximately $29,000 gain on investments held in Trust Account offset by approximately $361,000 of general and administrative expenses, inclusive of $60,000 general administrative expense related party, and approximately $100,000 of franchise tax expense.

For the six months ended December 31, 2020, we had a loss of approximately $303,000, which consisted of approximately $57,000 of general and administrative expenses, inclusive of $5,000 of general and administrative expenses related party, and approximately $119,000 of franchise tax expense, offset by $184,000 income from changes in fair value of derivative warrant liabilities and approximately $4,000 of gain on investments held in Trust Account.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $503,000 in cash and working capital of approximately $99,000.

Prior to December 31, 2021, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, our Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering - see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended December 31, 2021 and 2020, $25,000 and $5,000 of these expenses were incurred, respectively. For the six months ended December 31, 2021 and 2020, $60,000 and $5,000 of these expenses were incurred, respectively. At December 31, 2021, the Company had prepaid $25,000 of such services, included in prepaid expenses on the accompanying balance sheets.

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

Upon closing of the Over-allotment on December 17, 2020, the underwriters received approximately $300,000 in fees paid upfront and the underwriters are eligible for an additional deferred underwriting commissions of $525,000 totaling $4,025,000 deferred underwriting commissions.

Recent Issued Accounting Pronouncements

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, and June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recently Issued Accounting Pronouncements

Our management does not believe that any recently issued, yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Form 10-K as filed with the SEC on September 28, 2021, except that we are adding the below risk factor.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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