Form 10-Q
period 2022-03-31
EdtechX Holdings Acquisition Corp. II
filed 2022-05-16
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(unaudited)
Assets:
Current assets:
Cash	$216,314	$707,837
Prepaid expenses	128,799	184,299
Total current assets	345,113	892,136
Investments held in Trust Account	116,859,767	116,760,907
Total Assets	$117,204,880	$117,653,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Liabilities:
Current liabilities:
Accounts payable	$146,112	$25,294
Accrued expenses	-	89,000
Franchise tax payable	366,027	217,534
Total current liabilities	512,139	331,828
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	1,576,250	7,142,950
Total Liabilities	6,113,389	11,499,778

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.15 per share at March 31, 2022 and June 30, 2021, respectively	116,725,000	116,725,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and June 30, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at March 31, 2022 and June 30, 2021	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,633,797)	(10,572,023)
Total stockholders' deficit	(5,633,509)	(10,571,735)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders' Deficit	$117,204,880	$117,653,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
General and administrative expenses	$162,671	$78,868	$463,887	$130,572
General and administrative expenses - related party	55,000	30,000	115,000	35,000
Franchise tax expenses	48,767	48,767	148,493	168,219
Loss from operations	(266,438)	(157,635)	(727,380)	(333,791)
Other income
Change in the fair value of derivative warrant liabilities	4,020,330	2,254,770	5,566,700	2,438,770
Financing cost - derivative warrant liabilities	-	-	-	(314,650)
Foreign exchange loss	-	(6,171)	-	(6,171)
Gain on investments held in Trust Account	70,129	40,870	98,860	44,606
Interest income on bank account	12	23	46	23
Net income	$3,824,033	$2,131,857	$4,938,226	$1,828,787

Weighted average shares outstanding of Class A common stock, basic and diluted	11,500,000	11,500,000	11,500,000	4,479,927
Basic and diluted net income per share, Class A common stock	$0.27	$0.15	$0.34	$0.26
Weighted average shares outstanding of Class B common stock, basic and diluted	2,875,000	2,875,000	2,875,000	2,643,704
Basic and diluted net income per share, Class B common stock	$0.27	$0.15	$0.34	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Net income	-	-	-	-	-	1,161,650	1,161,650
Balance - September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,410,373)	$(9,410,085)
Net loss	-	-	-	-	-	(47,457)	(47,457)
Balance - December 31, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,457,830)	$(9,457,542)
Net income	-	-	-	-	-	3,824,033	3,824,033
Balance - March 31, 2022 (unaudited)	-	$-	2,875,000	$288	$-	$(5,633,797)	$(5,633,509)

For the Three and Nine Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Net loss	-	-	-	-	-	(15,735)	(15,735)
Balance - September 30, 2020 (unaudited)	-	$-	2,875,000	$288	$24,712	$(23,002)	$1,998
Excess of cash received over fair value of the private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Accretion of Class A common stock to redemption amount	-	-	-	-	(3,140,812)	(10,242,486)	(13,383,298)
Net loss	-	-	-	-	-	(287,335)	(287,335)
Balance - December 31, 2020 (unaudited)	-	$-	2,875,000	$288	$-	$(10,552,823)	$(10,552,535)
Net income	-	-	-	-	-	2,131,857	2,131,857
Balance - March 31, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(8,420,966)	$(8,420,678)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,938,226	$1,828,787
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	-	24,589
Change in fair value of derivative warrant liabilities	(5,566,700)	(2,438,770)
Financing cost - derivative warrant liabilities	-	314,650
Gain on investments held in Trust Account	(98,860)	(44,606)
Changes in operating assets and liabilities:
Prepaid expenses	55,500	(207,559)
Accounts payable	120,818	55,363
Franchise tax payable	148,493	168,219
Accrued expenses	(89,000)	(3,300)
Net cash used in operating activities	(491,523)	(302,627)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(116,725,000)
Net cash used in investing activities	-	(116,725,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	115,000,000
Proceeds received from private placement	-	5,525,000
Offering costs paid	-	(2,572,778)
Net cash provided by financing activities	-	117,952,222

Net (decrease) increase in cash	(491,523)	924,595

Cash - beginning of the period	707,837	-
Cash - end of the period	$216,314	$924,595

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$86,300
Offering costs paid through note payable to Sponsor	$-	$77,370
Deferred underwriting commissions in connection with the initial public offering	$-	$4,025,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company generates any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end it June 30.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $216,000 in cash, and a working capital deficit of approximately $167,000.

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

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidation condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended March 31, 2022, and 2021, are not necessarily indicative of the results that may be expected through June 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2022 and June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021 and June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2022 and June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock subject to possible redemption. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock as a reduction to the carrying value. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”),. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815.. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. (See Note 8). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income per share for each class of common stock:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$3,059,226	$764,807	$1,705,486	$426,371
Denominator:
Basic and diluted weighted average common stock outstanding	11,500,000	2,875,000	11,500,000	2,875,000
Basic and diluted net income per common stock	$0.27	$0.27	$0.15	$0.15

	Nine Months Ended March 31, 2022		Nine Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$3,950,581	$987,645	$1,150,092	$678,695
Denominator:
Basic amd diluted weighted average common stock outstanding	11,500,000	2,875,000	4,479,927	2,643,704
Basic and diluted net income per common stock	$0.34	$0.34	$0.26	$0.26

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and June 30, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option) the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended March 31, 2022 and 2021, $55,000 and $30,000 of these expenses were incurred, respectively. For the nine months ended March 31, 2022 and 2021, $115,000 and $35,000 of these expenses were incurred, respectively. At March 31, 2022, the Company had prepaid $30,000 of such services, included in prepaid expenses on the accompanying condensed balance sheets.

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

Note 6 - Derivative Warrant Liabilities

As of March 31, 2022 and June 30, 2021, the Company has an aggregate of 11,275,000 warrants outstanding, comprised of 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants.

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and June 30, 2021, there were 11,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and June 30, 2021, there were 11,500,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets. See Note 7.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,859,767	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$747,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$828,750

June 30, 2021

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,760,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,507,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,635,450

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or nine months ended March 31, 2022.

The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $4.0 million and $2.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended March 31, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of $5.6 million and $2.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of March 31, 2022
Volatility	13%	2.9%
Stock price	$9.93	$10.10
Probability of Business Combination	80%	3%
Expected life of the options to convert	5.46	5.21
Risk-free rate	0.9%	2.4%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the nine months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	2,911,680
Change in fair value of derivative warrant liabilities, Level 3	(132,600)
Derivative warrant liabilities - Level 3, at December 31, 2021 - Level 3	2,779,080
Change in fair value of derivative warrant liabilities, Level 3	(1,950,330)
Derivative warrant liabilities - Level 3, at March 31, 2022 - Level 3	$828,750

Derivative warrant liabilities at June 30, 2020	$-
Issuance of Public and Private Warrants, Level 3 measurements	7,595,400
Transfer of Public Warrants to Level 1	-
Change in fair value of derivative warrant liabilities, Level 3	(184,000)
Derivative warrant liabilities at December 31, 2020	7,411,400
Transfer of Public Warrants to Level 1	(2,461,000)
Change in fair value of derivative warrant liabilities, Level 3	(2,381,270)
Derivative warrant liabilities - Level 3, at March 31, 2021	$2,569,130

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through March 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.0

For the three months ended March 31, 2022, we had net income of approximately $3.9 million, which consisted of approximately $4.0 million in change in fair value of derivative warrant liabilities and approximately $70,000 in gain on investments held in Trust offset by approximately $218,000 of general and administrative expenses, inclusive of $55,000 general administrative expense related party and approximately $49,000 in franchise tax expense.

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

For the nine months ended March 31, 2022, we had net income of approximately $4.9 million, which consisted of approximately $5.6 million in change in fair value of derivative warrant liabilities and approximately $99,000 in gain on investments held in Trust offset by approximately $579,000 of general and administrative expenses, inclusive of $115,000 general administrative expense related party, and approximately $148,000 of franchise tax expense.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $216,000 in cash and a working capital deficit of approximately $167,000.

Prior to March 31, 2022, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended March 31, 2022 and 2021, $55,000 and $30,000 of these expenses were incurred, respectively. For the nine months ended March 31, 2022 and 2021, $115,000 and $35,000 of these expenses were incurred, respectively. At March 31, 2022, we had prepaid $30,000 of such services, included in prepaid expenses on the accompanying condensed balance sheets.

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

Recent Issued Accounting Pronouncements

Critical Accounting Policies

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K/A filed with the SEC on February 22, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of March 31, 2022.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16nd day of May 2022.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer