Form 10-K
period 2022-06-30
EdtechX Holdings Acquisition Corp. II
filed 2022-09-28
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $17.9 million, based on the last reported sales price per share of the registrant’s common stock on such date.

As of September 28, 2022, 2,304,279 shares of Class A Common Stock, par value $0.0001 per share, and 2,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference: None.

EDTECHX HOLDINGS ACQUISITION CORP. II

Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2022

i

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

We have focused our search on target businesses in the education, training, re-skilling, human capital and education technology (“edtech”) industries. We seek to build an industry leading and sustainable acquisition platform of innovative next generation businesses in one or more of these industries with attractive returns on invested capital. By consummating a Business Combination with a target business in one of such industries, we hope to offer public market investors near-term access and direct investment exposure to the long-term trends favorably impacting these sectors and to the consolidation and value-creation opportunities related thereto. We will also look for target businesses that are exposed to long term favorable macro trends and with proven management teams who will foster an ownership culture with strong alignment of incentives.

Recent Developments

On May 16, 2022, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, EXHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub I”), EXHAC Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub II”), and zSpace Inc., a Delaware corporation (“zSpace”). Pursuant to the Merger Agreement, the parties will enter into a business combination transaction by which (i) Merger Sub I will merge with and into zSpace, with zSpace being the surviving entity of the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “First Merger”) and (ii) following the First Merger, zSpace will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving zSpace”). Concurrently with the consummation of the First Merger, (i) the outstanding shares of common stock (“zSpace Stock”) and preferred stock of zSpace (“Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger (“Effective Time”) will be converted into shares of Class A common stock, in each case, pursuant to the terms of the Merger Agreement and (ii) each in-the-money option of zSpace that is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and will represent the right to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price.

Further, following consummation of the Merger, pursuant to the terms of the Merger Agreement, the Company’s board of directors will consist of seven members. the Company, through the Sponsors (as defined below), shall have the right to designate two directors, bSpace Investments Limited (“bSpace”) shall have the right to designate two directors and a non-director observer in bSpace’s discretion, and zSpace shall have the right to designate the remaining directors.

Upon consummation of the Merger, all outstanding shares of common stock and preferred stock of zSpace will be exchanged for an aggregate of 13.1 million shares of Class A common stock.

As part of the aggregate consideration payable to zSpace’s securityholders pursuant to the Merger Agreement, certain holders of zSpace Stock will also have the right to receive their pro rata portion of (a) warrants exercisable for up to an aggregate of 1,000,000 shares of Class A common stock with an exercise price of $11.50 per share and (b) up to an aggregate of 3,694,581 shares of Class A common stock (“Earnout Shares”) if, during the period beginning on the closing date of the Merger (the “Closing Date”) until the fifth anniversary of the Closing Date (the “Earnout Period”), the following conditions (“Earnout Conditions”) are met:

●	One-third (1/3) of the Earnout Shares if (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the dollar volume-weighted average price (“VWAP”) of the shares of Class A common stock is greater than or equal to $11.50 per share (subject to adjustment) and (2) the Surviving zSpace, the Company or any direct or indirect subsidiary thereof consummates an Acquisition Transaction (defined below) after the Effective Time;

●	One-third (1/3) of the Earnout Shares if either (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the VWAP of the shares of Class A common stock is greater than or equal to $12.50 per share (subject to adjustment) or (2) the Surviving zSpace, the Company or any direct or indirect subsidiary thereof consummates a second Acquisition Transaction in addition to the Acquisition Transaction described above after the Effective Time; and

●	One-third (1/3) of the Earnout Shares if either (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the VWAP of the shares of Class A common stock is greater than or equal to $13.50 per share (subject to adjustment) or (2) consolidated revenues of the Company exceed $100,000,000 in any fiscal year (determined on a pro forma basis with respect to any acquisitions by the Company).

Pursuant to the Merger Agreement, “Acquisition Transaction” is defined as any transaction consummated after the time the First Merger becomes effective and approved by a majority of the non-employee directors on the Company’s board in which (I) the Surviving zSpace acquires either (a) equity interests that represent more than 50% of the total voting power of an entity or (b) all or substantially all of the assets of an entity and (II) such transaction is expected (in the good faith judgment of the non-employee directors and based upon the information available to such directors at the time they approve such transaction) to be synergistic with, or accretive to, the Company or the Surviving zSpace following consummation of the Merger.

The Merger is expected to be consummated following the receipt of required approval by the stockholders of the Company, required regulatory approvals, and the fulfilment of other customary closing conditions.

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

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time we had to consummate an initial business combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash. Additionally, the Sponsors agreed that if the extension was approved, they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a business combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly the Sponsors made a loan to the Trust Account of $76,041.21 upon such extension.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination; or (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Initial Public Offering (the “Public Shares”) if the Company does not complete the initial Business Combination by the required time, subject to applicable law.

As of June 30, 2022, we had approximately $107,000 in operating cash and approximately $23.4 million in investments held in trust. As of June 30, 2022, $188,451 funds had been withdrawn from the Trust Account to pay taxes.

Letter Agreements

In connection with our Initial Public Offering, our Sponsors, each member of our Board and each of our executive officers entered into a letter agreement (collectively the “Letter Agreements”). Pursuant to the Letter Agreements, our Sponsors, directors and members of the management team have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by December 15, 2022, or to provide for redemption in connection with a Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by December 15, 2022, although they will be entitled to redemption or liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame and (iv) vote any Founder Shares held by them and any Public Shares purchased after the IPO (including in open market and privately-negotiated transactions) in favor of any proposed Business Combination for which we seek stockholder approval. They have also agreed not to transfer or sell (subject to certain limited exceptions) (1) the Founder Shares until the earlier of  (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (2) the Private Placement Warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial Business Combination.

Other than as specifically discussed, this Annual Report assumes that we will not consummate the transactions contemplated by the Merger Agreement and will seek to consummate a business combination with another target business.

Effecting Our Initial Business Combination

General

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

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. our initial stockholders will count towards this quorum and, pursuant to the Letter Agreements, our Sponsors, initial stockholders, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, we would not need any of the 2,304,279 outstanding Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised) given our initial stockholders’ 2,875,000 Founder Shares and such initial stockholders’ agreements with the Company to vote such Founder Shares to approve the Business Combination. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until December 15, 2022 (the “Combination Period”) to complete our initial Business Combination. If we are unable to complete a Business Combination within such Combination Period, and our stockholders have not amended the certificate of incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

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

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We may seek Business Combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our public stockholders may not be afforded an opportunity to vote on a proposed initial Business Combination, and even if we held a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial Business Combination, our Sponsors and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your redemption rights, unless we seek stockholder approval of the initial Business Combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

●	The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may decrease the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by coronavirus (COVID-19) and the status of debt and equity markets.

●	We may not be able to complete our initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only approximately $10.18 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.

●	Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the prescribed time period, our public stockholders may receive only approximately $10.18 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the Combination Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsors, their affiliates or members of our management team to fund our search and to complete our initial Business Combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	There may exist potential conflicts of interest of our Management, directors, officers and others with the Company.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In connection with the proposed Business Combination with zSpace, the risk factors related to such proposed Business Combination will be set forth in a Proxy Statement/Prospectus which will be filed with the SEC and distributed to stockholders in advance of the stockholders meeting at which approval is sought.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share, or less in certain circumstances as described herein, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $10.18 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.18 per share” and other risk factors herein.

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

Our Sponsors, initial stockholders, officers and directors have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial Business Combination. As a result, we would not need any of the 2,304,279 outstanding Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised) given our initial stockholders’ 2,875,000 Founder Shares and such initial stockholders’ agreements with the Company to vote such Founder Shares to approve the Business Combination. Our initial stockholders own shares representing 55.5% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders to vote in favor of our initial Business Combination will strongly increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Our initial stockholders own shares representing 55.5% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the public market, or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were appointed by certain affiliates of our initial stockholders, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. If there is an annual meeting of stockholders to elect new directors, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

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

We may seek to enter into an initial Business Combination agreement with a target business that requires as a closing condition that we have a minimum amount of cash. The Merger Agreement for our contemplated Business Combination with zSpace includes such a minimum cash provision, as described further elsewhere herein. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the initial Business Combination. Furthermore, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 as described below immediately prior to or upon consummation of our initial Business Combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. The Merger Agreement for our contemplated Business Combination with zSpace includes such a minimum cash provision, as described further elsewhere herein. If our initial Business Combination is not consummated, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial Business Combination by December 15, 2022, may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by December 15, 2022. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2022, there were 47,695,721 and 7,125,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which Class A amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of outstanding Class B common stock. As of June 30, 2022, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof, to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by December 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment.

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

We may complete our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Our contemplated Business Combination with zSpace would, if completed, be an initial Business Combination with a single target business. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, such as the Merger Agreement with zSpace, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $10.18 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.18 per share” and other risk factors herein.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the cash portion of the purchase price for any proposed initial Business Combination exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Following redemptions in connection with the Extension, the current balance of the Trust Account is lower than the amount required to consummate the Business Combination with zSpace pursuant to the Minimum Cash Condition set forth in the Merger Agreement. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes and working capital purposes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsors, initial stockholders, officers, directors or their affiliates is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.18 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by coronavirus (COVID-19) and the status of debt and equity markets.

COVID-19  has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial Business Combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate an initial Business Combination, may be materially adversely affected. The outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third- party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating and acquiring targets has increased, competition for attractive targets has increased and attractive targets have become scarcer. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

Beginning in the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

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

We may not be able to complete our initial Business Combination by December 15, 2022 in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only approximately $10.18 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination by December 15, 2022. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period and stockholders have not extended the time available to us by amendment to our certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only approximately $10.18 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.18 per share” and other risk factors described in this Annual Report.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation or to redeem 100% of our Public Shares if we do not complete our initial Business Combination before December 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by December 15, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within 18 months from the closing of our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond December 15, 2022. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination, as contemplated in our potential Business Combination with zSpace, and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until December 15, 2022 we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive approximately $10.18 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate assuming that our initial Business Combination is not completed before that date.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 15, 2022, however, we cannot assure you that our estimate is accurate. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, initial stockholders, officers or directors is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors, initial stockholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $10.18 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.18 per share” and other risk factors described in this Annual Report.

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

Our ability to successfully complete our initial Business Combination and to be successful thereafter will be dependent upon the efforts of members of our management team, some of whom may join us following our initial Business Combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

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

We may structure our initial Business Combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. Such a scenario would result if our Business Combination with zSpace is consummated as presently contemplated. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

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

Our officers and directors will directly or indirectly own Founder Shares and Private Placement Warrants. They have agreed not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination or in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation and the Private Placement Warrants will be worthless if we do not consummate an initial Business Combination. In addition, we may obtain loans from our officers or directors or their affiliates which would likely not be repaid if we do not consummate an initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, approving and completing an initial Business Combination, and influencing the operation of the business following the initial Business Combination.

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

We may decide to acquire one or more businesses affiliated with our Sponsors, initial stockholders, officers, directors or their affiliates. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity was an attractive opportunity. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness from a financial point of view of an initial Business Combination with one or more affiliated entities, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. zSpace is not presently affiliated with our Sponsors, initial stockholders, officers, directors, or their affiliates.

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

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or following our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of $50.0 million There can be no assurance that we will be able to meet those initial listing requirements at that time.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.18 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.18 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreements, our Sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations, and believe that our Sponsors’ only assets are securities of our company. As a result, we believe it is unlikely that our Sponsors will be able to satisfy any indemnification obligations that may arise. Accordingly, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, you may receive less than $10.00 per share in connection with any redemption of Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporations Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 18th month from the closing of our Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) approximately $10.18 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than approximately $10.18 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and a Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against a Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below approximately $10.18 per share.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than approximately $10.18 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than approximately $10.18 per share.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own 55.5% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, which govern our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which stockholders do not agree.

Our Sponsors, initial stockholders, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or certain amendments to our certificate of incorporation prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by December 15, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (including interest, net of taxes and amounts previously released to us for working capital purposes), divided by the number of then outstanding Public Shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

As a result, we do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by December 15, 2022 or to provide for redemption in connection with a Business Combination; or (iii) absent an initial Business Combination by December 15, 2022, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.18 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of June 30, 2022.

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

Holders

As of June 30, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock and four holders of record of our warrants.

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

In connection with the stockholder vote to extend the time we had to consummate an initial business combination, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. II. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on May 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsors are IBIS Capital Sponsor II LLC and IBIS Sponsor II EdtechX LLC, limited liability companies affiliated with certain of our officers and directors (the “Sponsors”).

The registration statement for our Initial Public Offering (“Initial Public Offering”) became effective on December 10, 2020. On December 15, 2020, we consummated its Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $6.0 million, inclusive of $3.5 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on December 17, 2020 purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15.0 million, and we incurred additional offering costs of $825,000 in underwriting fees, inclusive of $525,000 in deferred underwriting fees (the “Over-Allotment”).

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through June 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended June 30, 2022, we had net income of approximately $5.2 million, which consisted of approximately $6.1 million in change in fair value of derivative warrant liabilities and approximately $184,000 in gain on investments held in Trust offset by approximately $899,000 of general and administrative expenses, inclusive of $120,000 general administrative expense related party and approximately $198,000 in franchise tax expense.

For the year ended June 30, 2021, we had a net loss of approximately $322,000, which consisted of approximately $496,000 of general and administrative expenses, inclusive of $65,000 general administrative expense related party, approximately $217,000 of franchise tax expense and approximately $315,000 in financing cost – derivative warrant liabilities, offset by approximately $36,000 of gain on investments held in Trust Account and approximately $452,000 change in fair value of derivative warrant liabilities.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $107,000 in cash and a working capital deficit of approximately $174,000.

Prior to June 30, 2022, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of the consolidated financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that our liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern without a business combination.

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, our Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and we issued a like number of shares to one of the underwriters in the Initial Public Offering - see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In June 2022, we borrowed $250,000 under the Note. As of June 30, 2022, the Note is still outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and our liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the years ended June 30, 2022 and 2021, $120,000 and $65,000 of these expenses were incurred, respectively.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of its financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. (See Note 8). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. We have revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the years ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and 2021, 2,304,279 and 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option) we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Recently Issued Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the accounting for certain prepaid general and administrative services was not effectively designed or maintained. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve our processes by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, additional reviews, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weaknesses have not been fully remediated as of June 30, 2022.

Item 9B. Other Information.

As previously disclosed, contemporaneously with the execution of the Merger Agreement, IBIS Capital Sponsor II LLC, IBIS Capital Sponsor II EdtechX LLC, MIHI LLC and A1 Capital Advisory Asia Limited entered into an escrow agreement (“Sponsor Earnout Escrow Agreement”) with the company and Continental Stock Transfer & Trust Company, as escrow agent, providing that, immediately following the effective time of the Mergers, the such entities would deposit an aggregate of up to 1,437,500 founder shares into escrow (the “Sponsor Earnout Shares”). The Sponsor Earnout Escrow Agreement will provide that an amount of Sponsor Earnout Shares will be deposited into escrow based in part on the amount of funds held in EdtechX’s trust account after taking into account holders of public shares that have requested redemption of their shares. Such shares will be held in escrow and released to the entities upon achievement of certain earnout conditions or earlier upon certain events or terminated and canceled by EdtechX if such earnout conditions are not met at any time during the earnout period.

On June 23, 2022, the parties entered into an amendment to the Sponsor Earnout Escrow Agreement to clarify the funds that would be counted in determining the number of Sponsor Earnout Shares would be placed into escrow.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Charles McIntyre	52	Chairman of the Board and Chief Investment Officer
Benjamin Vedrenne-Cloquet	44	Chief Executive Officer and Director
Rory Henson	31	Chief Financial Officer
Emma C. Davies	44	Director
Henry William Haywood Chamberlain	[_]	Director
Paula Olson	50	Director

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

Emma Davies has served as a member of our board of directors since July 2020. Ms. Davies is an experienced investment professional with a long career spent investing across global public and private equity markets. She has been a Partner and Head of Direct Investments at Marylebone Partners, a London based independent wealth management firm, since March 2016. Ms. Davies was previously Head of Property and Infrastructure at The Wellcome Trust, the fourth largest charitable foundation in the world (with more than $30 billion in assets under management), from 2013 to 2016. From 2011 to 2013, Ms. Davies was the initial Chief Investment Officer of Big Society Capital, a social investment company founded by Sir Ronald Cohen, founder of private equity group Apax Partners. From 2001 to 2010, Ms. Davies was an investment professional at Perry Capital, a US based special situation hedge fund, where she started as an equity and distressed debt analyst and was made partner in 2007, running the UK office and heading the European investments team. Ms. Davies began her career at JP Morgan in 1998 as an equity research analyst covering Telecoms & Semiconductors. Ms. Davies is a Non-Executive Director and Audit Chair for Riverstone Credit Opportunities Income PLC, a company listed on the London Stock Exchange investing exclusively in the global energy industry through a portfolio of secured loans. Ms. Davies is also a Trustee and Investment Committee Member for Henry Smith Charity, one of the oldest and largest grant making institutions in the UK, as well as an Investment Committee member for Magdalen College at Oxford University.  She graduated from Oxford University with distinction. She also holds an MSc from the London School of Economics. We believe Ms. Davies is well qualified to serve as a director due to her contacts and business experience.

Henry William Haywood Chamberlain has served as a member of our Board of Directors since March 2022. Mr. Chamberlain has 20 years of investing, executive management, fundraising, merger and acquisition and public offering experience. In 2016, Mr. Chamberlain founded Digital Media Marketing Holdings, a media holding company. Since 2017, he has been a Partner of VGC Partners, a venture capital firm focused on growth investments in technology enabled consumer and media businesses. From 2012 to 2017, Mr. Chamberlain served as a Partner of IBIS Private Equity Partners, where he managed a publicly listed media Venture Capital Trust and direct growth investments. Previously, in 2004, Mr. Chamberlain founded LifeStageMedia, a digital media business which he built in New York and successfully exited five years later to a major US private equity firm. During his time in New York, he also served as founding Principal of the US division of Fairfax I.S., a UK investment bank. Mr. Chamberlain received a MA with Honors in History and Politics from The University of Edinburgh. He also holds a number of financial regulatory qualifications in the UK and US. We believe Mr. Chamberlain is well qualified to serve as a director due to his contacts and business experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Olson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Davies and Mr. Chamberlain, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. McIntyre and Vedrenne-Cloquet, will expire at the third annual meeting of stockholders.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Davies, Mr. Chamberlain and Ms. Olson are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

In connection with the Initial Public Offering, we established an audit committee of our board of directors. Emma Davies, Henry William Haywood Chamberlain and Paula Olson serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Davies, Mr. Chamberlain and Ms. Olson meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

During the year ended June 30, 2022, our Audit Committee held four meetings.

Compensation Committee

In connection with the Initial Public Offering, we established a compensation committee of our board of directors, and Emma Davies, Henry William Haywood Chamberlain and Paula Olson have been appointed to serve as members of this committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, both of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Emma Davies, Henry William Haywood Chamberlain and Paula Olson all meet the independent director standards applicable to members of the compensation committee.

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

The charter also provides thompensateation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

During the year ended June 30, 2022, our Compensation Committee did not hold any meetings.

Nominating Committee

In connection with the Initial Public Offering, we established a nominating committee of our board of directors, and Emma Davies, Henry William Haywood Chamberlain and Paula Olson have been appointed to serve as members of this committee, all of whom are independent in accordance with Nasdaq regulations. The primary purpose of our nominating committee is to assist the board in identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors and developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines. The nominating governance committee is governed by a charter that complies with Nasdaq rules.

During the year ended through June 30, 2022, our Nominating Committee did not hold any meetings.

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

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2022, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers
Benjamin Vedrenne-Cloquet (2)(3)	2,835,000	54.7%
Charles McIntyre (2)(3)	2,835,000	54.7%
Rory Henson (3)	-	-
Emma Davies (3)	-	-
Henry William Haywood Chamberlain (3)	-	-
Paula Olson (3)	-	-
All officers and directors as a group (six individuals) (2)(3)	-	-
Five Percent Holders
IBIS Capital Sponsor II EdtechX LLC (2)	973,500	18.8%
IBIS Capital Sponsor II LLC (2)	1,861,500	35.9%

Basso Capital Management (4)	991,056	19.1%
Sculptor Capital LP (5)	400,000	7.7%
Citadel Advisors LLC (6)	427,256	8.2%
Karpus Investment Management (7)	285,739	5.5%
Shaolin Capital Management LLC (8)	634,800	12.3%
Hudson Bay Capital Management LP (9)	693,788	12.3%

(1)	This table is based on shares of common stock outstanding at June 30, 2022, of which 2,304,279 were Class A common stock and 2,875,000 were Founder Shares (Class B common stock). Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as described in this report. Unless otherwise noted, the business address of each of the beneficial owners listed above is c/o EdtechX Holdings Acquisition Corp. II, 22 Soho Square, London, W1D 4NS, United Kingdom.

(2)	Interests shown consist solely of Founder Shares.

(3)	Our Sponsors are the record holders of such shares. Each of Messrs. Vedrenne-Cloquet and McIntyre are the managing members of our Sponsors, and as such, each have voting and investment discretion with respect to the common stock held of record by our Sponsors and may be deemed to have shared beneficial ownership of the common stock held directly by our Sponsors. Each of our officers and directors hold a direct or indirect interest in our Sponsors. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on February 11, 2022 by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”) and Howard I. Fischer, the shares of Class A common stock reported are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the principal portfolio manager for Basso SPAC, the Chief Executive Officer and a Founding Managing Partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the shares reported. The address of each of the above entities and Mr. Fischer is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

(5)	According to a Schedule 13G/A filed with the SEC on February 11, 2022 by Sculptor Capital LP (“Sculptor”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, LTD (“SCMF”) and Sculptor Special Funding, LP (“NRMD”), Sculptor serves as the principal investment manager to number of investment funds and discretionary accounts (collectively, the “Accounts”) and may be deemed to be the beneficial owner of the shares of Class A common stock held in the Accounts managed by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and may be deemed to be the beneficial owner of the shares reported. SCU is the sole shareholder of SCHC, and, may be deemed to be the beneficial owner of the shares reported. The address of Sculptor, SCHC, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of SCMF and NRMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(6)	According to a Schedule 13G/A filed with the SEC on June 28, 2021 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Kenneth Griffin with respect to shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd. and Citadel Securities, each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 400,000 shares of Class A common stock, , each of CALC4, Citadel Securities and CSGP may be deemed to beneficially own 27,256 shares of Class A common stock and Mr. Griffin may be deemed to beneficially own 427,256 shares of Class A common stock. The address of each of the entities above and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)	According to a Schedule 13G/A filed with the SEC on May 10, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”) with respect to shares of Class A common stock owned by Karpus, Karpus may be deemed to beneficially own 285,739 shares of Class A common stock. The address of Karpus is 183 Sully's Trail, Pittsford, New York 14534.

(8)	According to a Schedule 13G filed with the SEC on February 10, 2022 by Shaolin Capital Management LLC (“Shaolin”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of Shaolin is 7610 NE 4th Court, Suite 104 Miami, FL 3313.

(9)	According to a Schedule 13G filed with the SEC on February 2, 2022 by Hudson Bay Capital Management LP (“Hudson Bay”) and Sander Gerber, Hudson Bay serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, Hudson Bay may be deemed to be the beneficial owner of all shares of Class A common Stock held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Mr. Gerber disclaims beneficial ownership of these securities. The address of each of Hudson Bay and Mr. Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

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

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time we had to consummate an initial business combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash. Additionally, the Sponsors agreed that if the extension was approved, they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a business combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly the Sponsors made a loan to the Trust Account of $76,041.21 upon such extension.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus with respect to our Initial Public Offering and continuing until the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay our Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the years ended June 30, 2022 and 2021, $120,000 and $65,000 of these expenses, respectively, were incurred as presented in the consolidated statements of operations.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Davies, Mr. Chamberlain and Ms. Olson who constitute a majority of board, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of Marcum’s fees for services rendered during the year ended June 30, 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended June 30, 2022, including services in connection with our Initial Public Offering totaled $98,880. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended June 30, 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended June 30, 2022.

All Other Fees. We did not pay Marcum for other services during the year ended June 30, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Number	Exhibit Description
2.1	Agreement and Plan of Reorganization, dated as of May 16, 2022, by and among EdtechX Holdings Acquisition Corp. II, EXHAC Merger Sub I, Inc., EXHAC Merger Sub II, LLC, and zSpace, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

3.2	Amendment to the Amended and Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 3, 2022).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 18, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020)..

4.4	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated December 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Registant’s Annual Report on Form 10-K for the year ended June 30, 2021).

10.1	Form of Letter Agreement between the Registrant and each of the Company’s Sponsors, officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.2	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company dated December 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between the Registrant and certain security holders, dated December 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.4	Form of Private Warrants Purchase Agreement with Underwriters (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249098) filed on December 7, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.6	Administrative Services Agreement between the Registrant and IBIS Capital Limited dated December 10, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.7	Letter Agreement between the Registrant, IBIS Capital Sponsor II EdtechX LLC, EdtechX Holdings Acquisition Corp. II and MIHI LLC, dated as of December 10, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2020).

10.8	Amendment and Conversion Agreement by and between zSpace, Inc. and bSpace Investments Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.9	Amendment and Conversion Agreement by and between zSpace, Inc. and Kuwait Investment Authority (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.10	Form of zSpace Stockholder Agreement.(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.11	Form of Lock-Up Agreement.(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.12	Company Stockholder Support Agreement.(incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.13	Sponsor Earnout Escrow Agreement.(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.14	Amended and Restated Registration Rights Agreement.(incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2022).

10.15*	Amendment No. 1 to Sponsor Earnout Escrow Agreement.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2249098) filed on September 28, 2020).

21*	List of Subsidiaries

24	Power of Attorney (included in signature page).

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

EDTECHX HOLDINGS ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EdtechX Holdings Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EdtechX Holdings Acquisition Corp. II (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company has until December 15, 2022 to consummate the proposed business combination. If a business combination is not consummated by December 15, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.

New York, NY

September 28, 2022

EDTECHX HOLDINGS ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
Assets:
Current assets:
Cash	$107,238	$707,837
Prepaid expenses	93,090	184,299
Total current assets	200,328	892,136
Investments held in Trust Account	23,454,494	116,760,907
Total Assets	$23,654,822	$117,653,043

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$252,699	$25,294
Accrued expenses	-	89,000
Franchise tax payable	121,555	217,534
Total current liabilities	374,254	331,828
Note payable	250,000	-
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	1,065,500	7,142,950
Total Liabilities	5,714,754	11,499,778

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 2,304,279 and 11,500,000 shares at $10.15 per share at June 30, 2022 and 2021	23,388,432	116,725,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2022 and 2021	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,448,652)	(10,572,023)
Total stockholders’ deficit	(5,448,364)	(10,571,735)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$23,654,822	$117,653,043

The accompanying notes are an integral part of these consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2022	2021
General and administrative expenses	$778,887	$213,489
General and administrative expenses - related party	120,000	65,000
Franchise tax expenses	197,808	217,534
Loss from operations	(1,096,695)	(496,023)
Other income
Change in the fair value of derivative warrant liabilities	6,077,450	452,450
Financing cost - derivative warrant liabilities	-	(314,650)
Gain on investments held in Trust Account	183,623	35,907
Interest income on bank account	51	46
Net income (loss)	$5,164,429	$(322,270)

Weighted average shares outstanding of Class A common stock, basic and diluted	10,794,575	6,230,137
Basic and diluted net income (loss) per share, Class A common stock	$0.37	$(0.04)
Weighted average shares outstanding of Class B common stock, basic and diluted	2,875,000	2,701,370
Basic and diluted net income (loss) per share, Class B common stock	$0.37	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Deemed dividend to Class A common stock being redeemed	-	-	-	-	-	(41,058)	(41,058)
Net income	-	-	-	-	-	5,164,429	5,164,429
Balance - June 30, 2022	-	$-	2,875,000	$288	$-	$(5,448,652)	$(5,448,364)

For the Year Ended June 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2020	-	$-	2,875,000	$288	$24,712	$(7,267)	$17,733
Excess of cash received over fair value of the private placement warrants	-	-	-	-	3,116,100	-	3,116,100
Accretion of Class A common stock to redemption amount	-	-	-	-	(3,140,812)	(10,242,486)	(13,383,298)
Net loss	-	-	-	-	-	(322,270)	(322,270)
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)

The accompanying notes are an integral part of these consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,164,429	$(322,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor through note payable	-	24,589
Change in fair value of derivative warrant liabilities	(6,077,450)	(452,450)
Financing cost - derivative warrant liabilities	-	314,650
Gain on investments held in Trust Account	(183,623)	(35,907)
Changes in operating assets and liabilities:
Prepaid expenses	91,209	(184,299)
Accounts payable	227,405	25,294
Franchise tax payable	(95,979)	217,534
Accrued expenses	(89,000)	13,000
Net cash used in operating activities	(963,009)	(399,859)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(76,041)	-
Withdrawal of interest from Trust Account to pay for franchise taxes	188,451	-
Cash deposited in Trust Account	-	(116,725,000)
Net cash used in investing activities	112,410	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from note payable	250,000	-
Repayment of note payable to Sponsor	-	(108,226)
Proceeds received from initial public offering, gross	-	115,000,000
Proceeds received from private placement	-	5,525,000
Offering costs paid	-	(2,584,078)
Net cash provided by financing activities	250,000	117,832,696

Net (decrease) increase in cash	(600,599)	707,837

Cash - beginning of the period	707,837	-
Cash - end of the period	$107,238	$707,837

Supplemental disclosure of noncash activities:
Deemed dividend to Class A common stock being redeemed	$41,058
Offering costs included in accrued expenses	$-	$75,000
Offering costs paid through note payable to Sponsor	$-	$77,370
Deferred underwriting commissions in connection with the initial public offering	$-	$4,025,000
Accretion of Class A common stock to redemption amount	$-	$13,383,298

The accompanying notes are an integral part of these consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company generates any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end it June 30.

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

Proposed Business Combination

On May 16, 2022, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, EXHAC Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub I”), EXHAC Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub II”), and zSpace Inc., a Delaware corporation (“zSpace”). Pursuant to the Merger Agreement, the parties will enter into a business combination transaction by which (i) Merger Sub I will merge with and into zSpace, with zSpace being the surviving entity of the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “First Merger”) and (ii) following the First Merger, zSpace will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving zSpace”). Concurrently with the consummation of the First Merger, (i) the outstanding shares of common stock (“zSpace Stock”) and preferred stock of zSpace (“Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger (“Effective Time”) will be converted into shares of Class A common stock, in each case, pursuant to the terms of the Merger Agreement and (ii) each in-the-money option of zSpace that is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and will represent the right to acquire an adjusted number of shares of Class A common stock at an adjusted exercise price.

Further, following consummation of the Merger, pursuant to the terms of the Merger Agreement, the Company’s board of directors will consist of seven members. the Company, through the Sponsors (as defined below), shall have the right to designate two directors, bSpace Investments Limited (“bSpace”) shall have the right to designate two directors and a non-director observer in bSpace’s discretion, and zSpace shall have the right to designate the remaining directors.

Upon consummation of the Merger, all outstanding shares of common stock and preferred stock of zSpace will be exchanged for an aggregate of 13.1 million shares of Class A common stock.

As part of the aggregate consideration payable to zSpace’s securityholders pursuant to the Merger Agreement, certain holders of zSpace Stock will also have the right to receive their pro rata portion of (a) warrants exercisable for up to an aggregate of 1,000,000 shares of Class A common stock with an exercise price of $11.50 per share and (b) up to an aggregate of 3,694,581 shares of Class A common stock (”Earnout Shares”) if, during the period beginning on the closing date of the Merger (the “Closing Date”) until the fifth anniversary of the Closing Date (the “Earnout Period”), the following conditions (“Earnout Conditions”) are met:

●	One-third (1/3) of the Earnout Shares if (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the dollar volume-weighted average price (“VWAP”) of the shares of Class A common stock is greater than or equal to $11.50 per share (subject to adjustment) and (2) the Surviving zSpace, the Company or any direct or indirect subsidiary thereof consummates an Acquisition Transaction (defined below) after the Effective Time;

●	One-third (1/3) of the Earnout Shares if either (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the VWAP of the shares of Class A common stock is greater than or equal to $12.50 per share (subject to adjustment) or (2) the Surviving zSpace, the Company or any direct or indirect subsidiary thereof consummates a second Acquisition Transaction in addition to the Acquisition Transaction described above after the Effective Time; and

●	One-third (1/3) of the Earnout Shares if either (1) over any twenty (20) trading days within any thirty (30) consecutive trading day period the VWAP of the shares of Class A common stock is greater than or equal to $13.50 per share (subject to adjustment) or (2) consolidated revenues of the Company exceed $100,000,000 in any fiscal year (determined on a pro forma basis with respect to any acquisitions by the Company).

Pursuant to the Merger Agreement, “Acquisition Transaction” is defined as any transaction consummated after the time the First Merger becomes effective and approved by a majority of the non-employee directors on the Company’s board in which (I) the Surviving zSpace acquires either (a) equity interests that represent more than 50% of the total voting power of an entity or (b) all or substantially all of the assets of an entity and (II) such transaction is expected (in the good faith judgment of the non-employee directors and based upon the information available to such directors at the time they approve such transaction) to be synergistic with, or accretive to, the Company or the Surviving zSpace following consummation of the Merger.

The Merger is expected to be consummated following the receipt of required approval by the stockholders of the Company, required regulatory approvals, and the fulfilment of other customary closing conditions.

Trust Account Redemptions

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time we had to consummate an initial business combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash. Additionally, the Sponsors agreed that if the extension was approved, they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a business combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly the Sponsors made a loan to the Trust Account of $76,041.21 upon such extension.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $107,000 in cash, and a working capital deficit of approximately $174,000.

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

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these consolidated financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company’s liquidation condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying balance sheets are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2022 and June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022 and June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2022 and June 30, 2021 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock subject to possible redemption. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock as a reduction to the carrying value. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants is determined by their listed trading price. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. (See Note 8). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the years ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income (loss) per common stock:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Net income (loss)	$5,164,429	$(322,270)
Deemed dividend to Class A common stock being redeemed	(41,058)	(41,058)
Net income (loss) available to stockholders	$5,123,371	$(363,328)

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income per share for each class of common stock:

	Year Ended June 30, 2022		Year Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	$4,045,818	$1,077,553	$(253,438)	$(109,890)
Denominator:
Basic and diluted weighted average common stock outstanding	10,794,575	2,875,000	6,230,137	2,701,370
Basic and diluted net income (loss) per common stock	$0.37	$0.37	$(0.04)	$(0.04)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and 2021, 2,304,279 and 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

Recently Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the years ended June 30, 2022 and 2021, $120,000 and $65,000 of these expenses were incurred, respectively.

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

Note 6 - Derivative Warrant Liabilities

As of June 30, 2022 and 2021, the Company has an aggregate of 11,275,000 warrants outstanding, comprised of 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants.

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and 2021, there were 2,304,279 and 11,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption at June 30, 2021	$116,725,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	41,058
Redemption	(93,377,626)
Class A common stock subject to possible redemption at June 30, 2022	$23,388,432

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and 2021, there were 2,304,279 and 11,500,000 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 7.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$23,454,494	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$402,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$663,000

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$116,760,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,507,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,635,450

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the year ended June 30, 2022.

The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the year ended June 30, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $6.1 million and $452,000, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of June 30, 2022
Volatility	13%	2.9%
Stock price	$9.93	$10.15
Probability of Business Combination	80%	40%
Expected life of the options to convert	5.46	5.46
Risk-free rate	0.9%	3.0%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the years ended June 30, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(2,972,450)
Derivative warrant liabilities - Level 3, at June 30, 2022 - Level 3	$663,000

Derivative warrant liabilities at June 30, 2020	$-
Issuance of Public and Private Warrants, Level 3 measurements	7,595,400
Transfer of Public Warrants to Level 1	(2,461,000)
Change in fair value of derivative warrant liabilities, Level 3	(1,498,950)
Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450

Note 10 – Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	June 30, 2022	June 30, 2021
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(191,650)	(96,615)
State	-	-
Valuation allowance	191,650	96,615
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Start-up/Organization costs	$247,249	$58,483
Net operating loss carryover	41,016	38,132
Total deferred tax assets	288,265	96,615
Valuation allowance	(288,265)	(96,615)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of June 30, 2022 and June 30, 2021, the Company had approximately $195,000 and $182,000, respectively of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	June 30, 2022	June 30, 2021
Statutory Federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(24.7)%	29.5%
Financing costs - derivative warrant liabilities	0.0%	(20.5)%
Change in Valuation Allowance	3.7%	(30.0)%
Income Taxes Benefit	0.0%	0.0%

Note 11 - Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 5, 2022, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended June 30, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until August 19, 2022) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until December 27, 2022, to regain compliance. The Company intends to submit a compliance plan within the specified period. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

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

Dated September 28, 2022

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

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles McIntyre	Chairman of the Board and Chief Investment Officer	September 28, 2022
Charles McIntyre

/s/ Benjamin Vedrenne-Cloquet	Chief Executive Officer and Director	September 28, 2022
Benjamin Vedrenne-Cloquet	(Principal Executive Officer)

/s/ Rory Henson	Chief Financial Officer	September 28, 2022
Rory Henson	(Principal Financial and Accounting Officer)

/s/ Emma C. Davies	Director	September 28, 2022
Emma C. Davies

/s/ Henry William Haywood Chamberlain	Director	September 28, 2022
Henry William Haywood Chamberlain

/s/ Paula Olson	Director	September 28, 2022
Paula Olson