Form 10-Q
period 2022-09-30
EdtechX Holdings Acquisition Corp. II
filed 2022-11-14
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 11,500,000 Class A common stock, par value $0.0001, and 2,875,000 Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
Assets:	(unaudited)
Current assets:
Cash	$13,896	$107,238
Prepaid expenses	56,132	93,090
Total current assets	70,028	200,328
Investments held in Trust Account	23,797,700	23,454,494
Total Assets	$23,867,728	$23,654,822

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$228,919	$252,699
Franchise tax payable	171,418	121,555
Note payable	574,980	250,000
Total current liabilities	975,317	624,254
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	731,750	1,065,500
Total Liabilities	5,732,067	5,714,754

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 2,304,279 shares at $10.28 and $10.15 per share at September 30, 2022 and June 30, 2022	23,692,597	23,388,432

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and June 30, 2022	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at Septemer 30, 2022 and June 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(5,557,224)	(5,448,652)
Total stockholders’ deficit	(5,556,936)	(5,448,364)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$23,867,728	$23,654,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	For the Three Months Ended September 30,
	2022	2021

General and administrative expenses	$173,386	$104,292
General and administrative expenses - related party	30,000	35,000
Franchise tax expenses	49,863	49,863
Loss from operations	(253,249)	(189,155)
Other income
Change in the fair value of derivative warrant liabilities	333,750	1,333,270
Gain on investments held in Trust Account	115,083	17,517
Interest income on bank account	9	18
Net income	$195,593	$1,161,650

Weighted average shares outstanding of Class A common stock, basic and diluted	2,304,279	11,500,000
Basic and diluted net income per share, Class A common stock	$0.04	$0.08
Weighted average shares outstanding of Class B common stock, basic and diluted	2,875,000	2,875,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2022	-	$-	2,875,000	$288	$-	$(5,448,652)	$(5,448,364)
Increase in redemption value of class A ordinary shares subject to possible redemption	-	-	-	-	-	(304,165)	(304,165)
Net income	-	-	-	-	-	195,593	195,593
Balance - September 30, 2022 (unaudited)	-	$-	2,875,000	$288	$-	$(5,557,224)	$(5,556,936)

For the Three Months Ended September 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Net income	-	-	-	-	-	1,161,650	1,161,650
Balance - September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,410,373)	$(9,410,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$195,593	$1,161,650
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(333,750)	(1,333,270)
Gain on investments held in Trust Account	(115,083)	(17,517)
Changes in operating assets and liabilities:
Prepaid expenses	36,959	61,458
Accounts payable	(23,780)	26,614
Franchise tax payable	49,863	49,863
Accrued expenses	-	(14,000)
Net cash used in operating activities	(190,198)	(65,202)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(228,124)	-
Net cash used in investing activities	(228,124)	-

Cash Flows from Financing Activities:
Proceeds from note payable	324,980	-
Net cash provided by financing activities	324,980	-

Net decrease in cash	(93,342)	(65,202)

Cash - beginning of the period	107,238	707,837
Cash - end of the period	$13,896	$642,635

Supplemental disclosure of noncash activities:
Increase in redemption value of class A ordinary shares subject to possible redemption	$304,165	$-
Offering costs included in accrued expenses	$-	$-
Offering costs paid through note payable to Sponsor	$-	$-
Deferred underwriting commissions in connection with the initial public offering	$-	$-
Accretion of Class A common stock to redemption amount	$-	$13,383,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through September 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end it June 30.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Certificate of Incorporation originally indicated that if the Company was unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022 (the “Combination Period”), and the Company’s stockholders had not amended the Certificate of Incorporation to extend such Combination Period, the Company would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes and working capital needs (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. See “Trust Account Redemptions and Extension of Combination Period” below for further description.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 8, 2022, Jefferies notified the Company that it would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace.

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, the Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a Business Combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly the Company has made aggregate contributions loan to the Trust Account of $304,165, which were funded by loans to the Company from the Sponsors.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $14,000 in cash, and a working capital deficit of approximately $905,000.

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

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed consolidated financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidation condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results that may be expected through June 30, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on September 28, 2022.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2022 and June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2022 and June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2022 and June 30, 2022 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income per share for each class of common stock:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$87,020	$108,573	$929,320	$232,330
Denominator:
Basic and diluted weighted average common stock outstanding	2,304,279	2,875,000	11,500,000	2,875,000
Basic and diluted net income per common stock	$0.04	$0.04	$0.08	$0.08

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and June 30, 2022, 2,304,279 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and June 30, 2022, the Company had no borrowings under the Working Capital Loans.

As of September 30, 2022 and June 30, 2022, the Company has issued unsecured promissory notes aggregating $574,980 and $250,000, respectively, in principal amount to its Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended September 30, 2022 and 2021, $30,000 and $35,000 of these expenses were incurred, respectively. At September 30, 2022, the Company had $25,000 of such services, included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 8, 2022, Jefferies LLC (“Jefferies”) notified the Company that it would not act in any capacity in connection with the Proposed Business Combination and waived its entitlement to the Deferred Discount solely with respect to the Proposed Business Combination under and pursuant to that certain Underwriting Agreement, dated December 10, 2020.

Note 6 - Derivative Warrant Liabilities

As of September 31, 2022 and June 30, 2022, the Company has an aggregate of 11,275,000 warrants outstanding, comprised of 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and June 30, 2022, there were 2,304,279 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption at June 30, 2021	$116,725,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	41,058
Redemption	(93,377,626)
Class A common stock subject to possible redemption at June 30, 2022	$23,388,432
Increase in redemption value of class A ordinary shares subject to possible redemption	304,165
Class A common stock subject to possible redemption at September 30, 2022	$23,692,597

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and June 30, 20221, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and June 30, 2022, there were 2,304,279 shares of Class A common stock issued or outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets. See Note 7.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2022

	Quoted Prices in Active	Significant Other Observable	Significant Other Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$23,797,700	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$345,000	$-
Derivative warrant liabilities - Private	$-	$-	$386,750

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$23,454,494	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$402,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$663,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement during the quarter ending September 30, 2022 due to low trading volume.

The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement when there exists quoted prices in active markets for the Public Warrants, and a Level 2 measurement when there exists quoted prices in an inactive market. For the three months ended September 30, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $334,000 and $1.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2022	As of September 30, 2022
Volatility	2.9%	n/a
Stock price	$10.15	$10.23
Probability of Business Combination	40%	10%
Expected life of the options to convert	5.46	5.21
Risk-free rate	3.0%	4.0%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the three months ended September 30, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2022 - Level 3	$663,000
Change in fair value of derivative warrant liabilities, Level 3	(276,250)
Derivative warrant liabilities - Level 3, at September 30, 2022 - Level 3	$386,750

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	$2,911,680

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions occurring through the date the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc., one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 3). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI LLC, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering (“Jefferies”), purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

Upon the closing of the Initial Public Offering and the Private Placement, $101.5 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 17, 2020, an aggregate of approximately $15.2 million of the additional net proceeds from the consummation of the Over-Allotment were placed in the Trust Account, for a total of approximately $116.7 million held in Trust Account. See “Trust Account Redemptions and Extension of Trust Liquidation Date” below for further description.

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

On September 8, 2022, Jefferies notified us that they would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace.

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial business combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, the Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a business combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly the Company has made aggregate contributions loan to the Trust Account of $304,165, which were funded by loans to the Company from the Sponsors.

Results of Operations

Our entire activity from May 27, 2020 (inception) through September 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $196,000, which consisted of approximately $334,000 in change in fair value of derivative warrant liabilities and approximately $115,000 in gain on investments held in Trust offset by approximately $253,000 of general and administrative expenses, inclusive of $30,000 general administrative expense related party and approximately $50,000 in franchise tax expense.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $14,000 in cash and a working capital deficit of approximately $905,000.

Prior to our Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of the consolidated financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that our liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern without a business combination.

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

Related Party Loans

On June 30, 2020, our Sponsors agreed to loan us an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. In June 2022, we borrowed $250,000 under the Note. As of September 30, 2022, the Note is still outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, we had no borrowings under the Working Capital Loans.

As of September 30, 2022 and June 30, 2022, we have issued unsecured promissory notes aggregating $574,980 and $250,000, respectively, in principal amount to our Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If we do not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended September 30, 2022 and 2021, $30,000 and $35,000 of these expenses were incurred, respectively. As of September 30, 2022, we had prepaid $25,000 of such services, included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

On September 8, 2022, Jefferies notified us that it would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the Deferred Discount solely with respect to the proposed Business Combination with zSpace under and pursuant to that certain Underwriting Agreement, dated December 10, 2020.

Recent Issued Accounting Pronouncements

Critical Accounting Policies

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on September 28, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended September 30, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the accounting for certain prepaid general and administrative services was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of September 30, 2022.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a Business Combination, hinder our ability to consummate a Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer