Form 10-Q
period 2022-12-31
EdtechX Holdings Acquisition Corp. II
filed 2023-03-14
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of March 14, 2023, 3,149,708 Class A common stock including 2,875,000 non-redeemable shares, par value $0.0001, and no Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
Assets:	(Unaudited)
Current assets:
Cash	$15,703	$107,238
Prepaid expenses and other asset	221,532	93,090
Total current assets	237,235	200,328
Investments held in Trust Account	2,899,400	23,454,494
Total Assets	$3,136,635	$23,654,822

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Liabilities:
Current liabilities:
Accounts payable	$358,471	$252,699
Accrued expenses	1,800	-
Franchise tax payable	-	121,555
Income tax payable	64,046	-
Note payable	674,960	250,000
Total current liabilities	1,099,277	624,254
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	221,000	1,065,500
Total Liabilities	5,345,277	5,714,754

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 274,708 shares at $10.35 at December 31, 2022 and 2,304,279 shares at $10.15 per share at June 30, 2022	2,842,678	23,388,432

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 and 0 non-redeemable shares issued or outstanding at December 31, 2022 and June 30, 2022, respectively	288	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 2,875,000 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	-	288
Additional paid-in capital	-	-
Accumulated deficit	(5,051,608)	(5,448,652)
Total stockholders' deficit	(5,051,320)	(5,448,364)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders' Deficit	$3,136,635	$23,654,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
General and administrative expenses	$303,806	$196,922	$477,193	$301,216
General and administrative expenses - related party	30,000	25,000	60,000	60,000
Franchise tax expense (benefit)	(239,989)	49,863	(190,126)	99,726
Gain ( loss) from operations	(93,817)	(271,785)	(347,067)	(460,942)
Other income:
Change in the fair value of derivative warrant liabilities	280,750	213,100	614,500	1,546,370
Gain on investments held in Trust Account	195,088	11,213	310,171	28,731
Interest income on bank account	6	15	15	34
Income (loss) before income tax expense	382,027	(47,457)	577,619	1,114,193
Income tax expense	64,046	-	64,046	-
Net income (loss)	$317,981	$(47,457)	$513,573	$1,114,193

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	2,238,097	11,500,000	2,271,188	11,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.06	$(0.00)	$0.10	$0.08
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,468,750	-	734,375	-
Basic and diluted net income (loss) per share, non-redeemable Class A common stock	$0.06	$-	$0.10	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	1,406,250	2,875,000	2,140,625	2,875,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.00)	$0.10	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

	FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2022	-	$-	2,875,000	$288	$-	$(5,448,652)	$(5,448,364)
Increase in redemption value of class A common stock subject to possible redemption	-	-	-	-	-	(304,165)	(304,165)
Net income	-	-	-	-	-	195,593	195,593
Balance - September 30, 2022 (unaudited)	-	$-	2,875,000	$288	$-	$(5,557,224)	$(5,556,936)
Increase in redemption value of class A common stock subject to possible redemption	-	-	-	-	-	(42,365)	(42,365)
Conversion of Class B common stock into Class A common stock	2,875,000	288	(2,875,000)	(288)	-	-	-
Reclass public warrants to equity	-	-	-	-	230,000	-	230,000
Reclass additional paid-in capital to accumulated deficit					(230,000)	230,000	-
Net income	-	-	-	-	-	317,981	317,981
Balance - December 31, 2022 (unaudited)	2,875,000	$288	-	$-	$-	$(5,051,608)	$(5,051,320)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2021	-	$-	2,875,000	$288	$-	$(10,572,023)	$(10,571,735)
Net income	-	-	-	-	-	1,161,650	1,161,650
Balance - September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$-	(9,410,373)	$(9,410,085)
Net loss	-	-	-	-	-	(47,457)	(47,457)
Balance - December 31, 2021 (unaudited)	-	$-	2,875,000	$288	$-	$(9,457,830)	$(9,457,542)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$513,573	$1,114,193
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(614,500)	(1,546,370)
Gain on investments held in Trust Account	(310,171)	(28,731)
Changes in operating assets and liabilities:
Prepaid expenses	(128,442)	95,125
Accounts payable	105,772	75,541
Franchise tax (receivable) payable	(121,555)	99,726
Income tax payable	64,046	-
Accrued expenses	1,800	(14,000)
Net cash used in operating activities	(489,477)	(204,516)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(217,326)	-
Withdrawal from Trust Account	190,308	-
Cash withdrawn from Trust Account for redemptions	21,055,164	-
Net cash provided by investing activities	21,028,146	-

Cash Flows from Financing Activities:
Proceeds from note payable	424,960	-
Redemption of Class A common stock	(21,055,164)	-
Net cash used in financing activities	(20,630,204)	-

Net decrease in cash	(91,535)	(204,516)

Cash - beginning of the period	107,238	707,837
Cash - end of the period	$15,703	$503,321

Supplemental disclosure of noncash activities:
Increase in redemption value of class A common stock subject to possible redemption	$509,409	$-
Conversion of Class B common stock into Class A common stock	$288	$-
Reclass public warrants to equity	$230,000	$-

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end it June 30.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc. (“MIHI”), one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 4). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI and Jefferies LLC (“Jefferies”), the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not consummate a Business Combination unless it has net tangible assets in excess of $5,000,000. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reimbursement from zSpace

On May 16, 2022, the Company entered into an agreement and plan of reorganization with zSpace, pursuant to which zSpace committed to reimburse the Company for 71.4% of the extension payment deposited into the trust account, subject to a maximum cap of $200,000, after the first three months of extension. As of December 31, 2022, the Company had received a reimbursement of extension payments of $162,880 from zSpace.

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, the Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a Business Combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly, a total of $456,247, was deposited into the Trust account which was funded by the Sponsor's loans to the Company and zSpace's reimbursement.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2022, the Company held another special meeting of stockholders at which such stockholders voted to extend the time by which the Company has to consummate an initial Business Combination from December 15, 2022 to June 15, 2023. In connection with such vote, public holders of an aggregate of 2,029,571 shares of Class A common stock exercised their right to redeem their Public Shares for an aggregate of $21,055,164 in cash, leaving an aggregate of 274,708 public shares outstanding. Additionally, the Company’s board of directors authorized management to take the steps necessary such that, if a Business Combination is subsequently consummated, then at the time of the Business Combination, the Company would issue a dividend to holders of Public Shares who did not seek redemption of their Public Shares in connection with the Business Combination for a pro rata portion of the funds held in the Trust Account. The Company’s board of directors authorized a dividend of an aggregate of 350,000 shares to be divided equally among each Public Share held of record on the day following the consummation of the Business Combination subject to a maximum dividend payable of 0.50 shares per public share. Accordingly, if the holders of the 274,708 Public Shares not submitted for redemption in connection with a Business Combination, they will be entitled to a dividend of 0.50 shares per public share (or an aggregate of 137,354 shares).

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $16,000 in cash, and a working capital deficit of approximately $0.9 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsors of approximately $108,000 under the Note (as defined in Note 4) and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company has issued unsecured promissory notes to its Sponsor. See Note 4 for more details.

Management has determined that the Company does not have sufficient funds and may need to borrow from its Sponsor to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed consolidated financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern without a business combination.

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

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended December 31, 2022, are not necessarily indicative of the results that may be expected through June 30, 2023.

The accompanying unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on September 28, 2022.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 and June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022 and June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2022 and June 30, 2022 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase shares of the Company’s common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) were recognized as derivative liabilities in accordance with ASC 815, through November 15, 2022, at which time they were classified in equity. The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. The Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured using a Monte Carlo simulation model and a Black Scholes option pricing model, respectively. The fair value of Public Warrants were subsequently measured based on the listed market price of such warrants, until November 15, 2022. The fair value of the Private Placement Warrants has subsequently been estimated using a Black Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares and between non-redeemable and redeemable. The Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income per share for each class of common stock:

	For the Three Months Ended December 31, 2022			For the Three Months Ended December 31, 2021
	Redeemable Class A	Non-Redeemable Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	$139,186	$91,341	$87,454	$(37,966)	$(9,491)
Denominator:
Basic and diluted weighted average common stock outstanding	2,238,097	1,468,750	1,406,250	11,500,000	2,875,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.06	$(0.00)	$(0.00)

	For the Six Months Ended December 31, 2022			For the Six Months Ended December 31, 2021
	Redeemable Class A	Non-Redeemable Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$226,657	$73,288	$213,627	$891,354	$222,839
Denominator:
Basic and diluted weighted average common stock outstanding	2,271,188	734,375	2,140,625	11,500,000	2,875,000
Basic and diluted net income per common stock	$0.10	$0.10	$0.10	$0.08	$0.08

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and June 30, 2022, 274,708 shares and 2,304,279 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

Founder Shares

On June 30, 2020, the Sponsors purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, the Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, the Sponsors contributed to the Company’s capital an aggregate of 40,000 Founder Shares and the Company issued a like number of shares to one of the underwriters in the Initial Public Offering - see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture. Subsequently, in March 2022, the Sponsors transferred 786,025 Founder Shares to A1 Capital Advisory Asia Limited for no consideration, and in May 2022, MIHI transferred 40,000 Founder Shares to the Sponsors for no consideration.

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

On November 15, 2022, the Sponsors and A1 Capital Advisory Asia Limited respectively elected to convert all 2,875,000 outstanding shares of Class B Common Stock owned by them into an aggregate of 2,875,000 shares of Class A Common Stock pursuant to the terms of the Class B Common Stock.

Private Placement Warrants and Founder Shares

On December 15, 2020, the Sponsors, the underwriters and MIHI purchased an aggregate of 5,000,000 Private Placement Warrants, and 40,000 Founder Shares for an aggregate purchase price of approximately $5.0 million in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the consummation of the sale of the Over-Allotment Units on December 17, 2020, the Sponsors, MIHI, and Jefferies, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and June 30, 2022, the Company had no borrowings under the Working Capital Loans.

As of December 31, 2022 and June 30, 2022, the Company has issued unsecured promissory notes aggregating $674,960 and $250,000, respectively, in principal amount to its Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended December 31, 2022 and 2021, $30,000 and $25,000 of these expenses were incurred, respectively. For the six months ended December 31, 2022 and 2021, $60,000 and $60,000 of these expenses were incurred, respectively. At December 31, 2022, the Company had $25,000 of such services, included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

On September 8, 2022, Jefferies notified the Company that it would not act in any capacity in connection with the Proposed Business Combination and waived its entitlement to the Deferred Discount solely with respect to the Proposed Business Combination upon closing with zSpace, under and pursuant to that certain Underwriting Agreement, dated December 10, 2020.

Note 6 - Warrants

As of December 31, 2022 and June 30, 2022, the Company has an aggregate of 11,275,000 warrants outstanding, comprised of 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants.

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 3,149,708 shares of Class A common stock outstanding, of which 274,708 were subject to possible redemption. As of June 30, 2022, there were 2,304,279 shares of Class A common stock outstanding, all of which were subject to possible redemption, Outstanding shares of Class A common stock subject to possible redemption are classified outside of permanent equity in the condensed consolidated balance sheets.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption at June 30, 2021	$116,725,000
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	41,058
Redemption	(93,377,626)
Class A common stock subject to possible redemption at June 30, 2022	$23,388,432
Increase in redemption value of class A common stock subject to possible redemption	304,165
Class A common stock subject to possible redemption at September 30, 2022	$23,692,597
Redemptions	(21,055,164)
Increase in redemption value of class A common stock subject to possible redemption	42,365
Increase in redemption value of class A common stock subject to possible redemption - Extension payments reimbursed by zSpace	162,880
Class A common stock subject to possible redemption at December 31, 2022	$2,842,678

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 3,149,708 shares of Class A common stock outstanding, of which 274,708 were subject to possible redemption. As of June 30, 2022, there were 2,304,279 shares of Class A common stock outstanding, all of which were subject to possible redemption, Outstanding shares of Class A common stock subject to possible redemption are classified as temporary equity on the accompanying condensed consolidated balance sheets. See Note 7.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 15, 2022, the holders of all outstanding Class B Common Stock elected to convert all 2,875,000 shares owned by them into an aggregate of 2,875,000 shares of Class A Common Stock pursuant to the terms of the Class B Common Stock. As a result, there was no Class B common stock outstanding as of December 31, 2022.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$2,899,400	$-	$-
Liabilities:
Derivative warrant liabilities - Private	$-	$-	$221,000

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$23,454,494	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$402,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$663,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement during the quarter ending September 30, 2022 due to low trading volume. There were no other transfers to/from levels for the three and six months ended December 31, 2022 and 2021.

On November 15, 2022, with the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock, resulting in the Company having a single class of outstanding voting stock, all of the outstanding Public Warrants were reclassified from derivative liability to equity.

The fair value of the Private Placement Warrants are measured using a Black Scholes option pricing model. The fair value of Public Warrants were measured based on the listed market price of such warrants, a Level 1 measurement when there existed quoted prices in active markets for the Public Warrants, and a Level 2 measurement when there existed quoted prices in an inactive market. For the three months ended December 31, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $281,000 and $213,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the six months ended December 31, 2022 and 2021, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $615,000 and $1.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the listed price of the Company’s Public Warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2022	As of December 31, 2022
Volatility	n/a	n/a
Stock price	$10.15	$10.18
Probability of Business Combination	40%	7%
Expected life of the options to convert	5.46	5.12
Risk-free rate	3.0%	3.9%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the six months ended December 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2021 - Level 3	$663,000
Change in fair value of derivative warrant liabilities, Level 3	(276,250)
Derivative warrant liabilities - Level 3, at September 30, 2022- Level 3	386,750
Change in fair value of derivative warrant liabilities, Level 3	(165,750)
Derivative warrant liabilities - Level 3, at December 31, 2022 - Level 3	$221,000

Derivative warrant liabilities - Level 3, at June 30, 2021- Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	2,911,680
Change in fair value of derivative warrant liabilities, Level 3	(132,600)
Derivative warrant liabilities - Level 3, at December 31, 2021 - Level 3	2,779,080

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were issued. The Company did not identify any subsequent event, other than described below, that would have required adjustment or disclosure in the financial statements.

On January 3, 2023, the Company received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that, as of December 27, 2022, the Company had failed to hold an annual meeting of its shareholders and therefore was not in compliance with Nasdaq Listing Rule 5620(a). As a result, the Listing Qualifications Department of Nasdaq has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). The Company intends to timely request a hearing. The hearing request will stay any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. The Company held the required annual shareholder meeting on January 20, 2023 and as a result regained compliance with the Rule.

on January 9, 2023, the Company issued an unsecured promissory note to the Sponsors, with a principal amount of $99,980. The promissory note shares similar features with other promissory notes previously issued by the Company to the Sponsors.

On March 8, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that the Company is not in compliance with Listing Rule 5250(c)(1) because the Company has failed to file its Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the “Delinquent Report”).

The Notice stated that no later than May 8, 2023, the Company is required to submit a plan to regain compliance with respect to the filing of the Delinquent Report. If NASDAQ accepts the Company’s plan, it has the discretion to grant the Company an extension of up to 180 calendar days from the due date of the Delinquent Report (or until August 14, 2023) to regain compliance.

The Company is continuing to work diligently to complete the Delinquent Report. If the Company is unable to file the Delinquent Report by May 8, 2023, it intends to file a plan to regain compliance with NASDAQ. This notification has no immediate effect on the listing of the Company's shares on NASDAQ. There can be no assurance, however, that the Company will be able to regain compliance with the listing requirements discussed above or otherwise satisfy the other NASDAQ listing criteria.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsors and MIHI LLC, an affiliate of Macquarie Capital (USA) Inc. (“MIHI”), one of the underwriters of the Initial Public Offering, generating proceeds of $5.0 million (Note 3). Simultaneously with the consummation of the sale of the Over-Allotment Units, the Sponsors, MIHI, and Jefferies LLC, the representative of the underwriters in the Initial Public Offering (“Jefferies”), purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

We will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, our Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a Business Combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with this stockholder vote and accordingly, a total of $456,247 was deposited into the Trust account, which was funded by the Sponsor's loans to the Company and zSpace's reimbursement.

On December 13, 2022, the Company held another special meeting of stockholders at which such stockholders voted to extend the time by which the Company has to consummate an initial Business Combination from December 15, 2022 to June 15, 2023. In connection with such vote, public holders of an aggregate of 2,029,571 shares of Class A common stock exercised their right to redeem their Public Shares for an aggregate of $21,055,164 in cash, leaving an aggregate of 274,708 public shares outstanding. Additionally, the Company’s board of directors authorized management to take the steps necessary such that, if a Business Combination is subsequently consummated, then at the time of the Business Combination, the Company would issue a dividend to holders of Public Shares who did not seek redemption of their Public Shares in connection with the Business Combination for a pro rata portion of the funds held in the Trust Account. The Company’s board of directors authorized a dividend of an aggregate of 350,000 shares to be divided equally among each Public Share held of record on the day following the consummation of the Business Combination subject to a maximum dividend payable of 0.50 shares per public share. Accordingly, if the holders of the 274,708 Public Shares not submitted for redemption in connection with a Business Combination, they will be entitled to a dividend of 0.50 shares per public share (or an aggregate of 137,354 shares).

Results of Operations

Our entire activity from May 27, 2020 (inception) through December 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended December 31, 2022, we had net income of approximately $318,000, which consisted of approximately $281,000 in change in fair value of derivative warrant liabilities, approximately $195,000 in gain on investments held in Trust, and approximately $240,000 in franchise tax benefit offset by approximately $334,000 of general and administrative expenses, inclusive of $30,000 general administrative expense related party, and approximately $64,000 in income tax expense.

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

For the six months ended December 31, 2022, we had net income of approximately $514,000, which consisted of approximately $615,000 in change in fair value of derivative warrant liabilities, approximately $310,000 in gain on investments held in Trust, and approximately $190,000 in franchise tax benefit offset by approximately $537,000 of general and administrative expenses, inclusive of $60,000 general administrative expense related party, and approximately $64,000 in income tax expense.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $16,000 in cash and a working capital deficit of approximately $0.9 million.

Prior to our Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founders Shares, and loan proceeds from the Sponsor of approximately $108,000 under the Note and fully repaid the Note on June 24, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, we have issued unsecured promissory notes to our Sponsor. See Note 4 for more details.

Management has determined that we do not have sufficient funds and may need to borrow from our Sponsor to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of the consolidated financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that our liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern without a business combination.

Related Party Transactions

Founder Shares

On June 30, 2020, our Sponsors purchased 4,312,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In December 2020, our Sponsor contributed an aggregate of 1,437,500 shares of Class B common stock to our Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 4,312,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share contribution. In connection with the Initial Public Offering, our Sponsors contributed to our Company’s capital an aggregate of 40,000 Founder Shares and we issued a like number of shares to one of the underwriters in the Initial Public Offering - see “Private Placement” below. The initial stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On December 17, 2020, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units; thus, these 375,000 shares of Class B common stock were no longer subject to forfeiture. Subsequently, in March 2022, our Sponsors transferred 786,025 Founder Shares to A1 Capital Advisory Asia Limited for no consideration, and in May 2022, MIHI transferred 40,000 Founder Shares to our Sponsors for no consideration.

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

On November 15, 2022, our Sponsors and A1 Capital Advisory Asia Limited respectively elected to convert all 2,875,000 outstanding shares of Class B Common Stock owned by them into an aggregate of 2,875,000 shares of Class A Common Stock pursuant to the terms of the Class B Common Stock.

Private Placement Warrants and Founder Shares

On December 15, 2020, our Sponsors, the underwriters and MIHI purchased an aggregate of 5,000,000 Private Placement Warrants, and 40,000 Founder Shares for an aggregate purchase price of approximately $5.0 million in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. Simultaneously with the consummation of the sale of the Over-Allotment Units on December 17, 2020, our Sponsors, MIHI, and Jefferies, the representative of the underwriters in the Initial Public Offering, purchased an additional 525,000 Private Warrants for an aggregate purchase price of an additional $525,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, we had no borrowings under the Working Capital Loans.

As of December 31, 2022 and June 30, 2022, we have issued unsecured promissory notes aggregating $674,960 and $250,000, respectively, in principal amount to our Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If we do not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended December 31, 2022 and 2021, $30,000 and $30,000 of these expenses were incurred, respectively. For the six months ended December 31, 2022 and 2021, $60,000 and $60,000 of these expenses were incurred, respectively. As of December 31, 2022, we had prepaid $25,000 of such services, included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

Recent Issued Accounting Pronouncements

Critical Accounting Policies

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on September 28, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended December 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Company’s Class A common stock and warrants issued by the Company, and the accounting for certain prepaid general and administrative services was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of December 31, 2022.

PART II - OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of March 2023.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer