Form 10-Q
period 2023-03-31
EdtechX Holdings Acquisition Corp. II
filed 2023-05-30
CIK 1817153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 23, 2023, 3,149,708 Class A common stock including 2,875,000 non-redeemable shares, par value $0.0001, and no Class B common stock, par value $0.0001, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
Assets:	(Unaudited)
Current assets:
Cash	$83,428	$107,238
Prepaid expenses and other asset	194,496	93,090
Total current assets	277,924	200,328
Investments held in Trust Account	2,926,030	23,454,494
Total Assets	$3,203,954	$23,654,822

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$451,375	$252,699
Accrued expenses	6,800	—
Franchise tax payable	—	121,555
Income tax payable	68,441	—
Note payable	849,920	250,000
Total current liabilities	1,376,536	624,254
Deferred underwriting commissions	—	4,025,000
Derivative warrant liabilities	154,700	1,065,500
Total Liabilities	1,531,236	5,714,754

Commitments and Contingencies

Class A Common Stock Subject to Possible Redemption:
Class A common stock subject to possible redemption, $0.0001 par value; 274,708 shares at $10.35 at March 31, 2023 and 2,304,279 shares at $10.15 per share at June 30, 2022	2,842,678	23,388,432

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 and 0 non-redeemable shares issued or outstanding at March 31, 2023 and June 30, 2022, respectively	288	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 2,875,000 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	—	288
Additional paid-in capital	—	—
Accumulated deficit	(1,170,248)	(5,448,652)
Total stockholders’ deficit	(1,169,960)	(5,448,364)
Total Liabilities, Class A Common Stock subject to Possible Redemption and Stockholders’ Deficit	$3,203,954	$23,654,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
General and administrative expenses	$233,604	$162,671	$710,796	$463,887
General and administrative expenses - related party	30,000	55,000	90,000	115,000
Franchise tax expense (benefit)	5,700	48,767	(184,427)	148,493
Loss from operations	(269,304)	(266,438)	(616,369)	(727,380)
Other income:
Gain on waiver of deferred underwriting fee payable	181,528	—	181,528	—
Change in the fair value of derivative warrant liabilities	66,300	4,020,330	680,800	5,566,700
Gain on investments held in Trust Account	26,631	70,129	336,801	98,860
Interest income on bank account	8	12	23	46
Income before income tax expense	5,163	3,824,033	582,783	4,938,226
Income tax expense	4,395	—	68,441	—
Net income	$768	$3,824,033	$514,342	$4,938,226

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	274,708	11,500,000	1,615,410	11,500,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	$0.00	$0.27	$0.11	$0.34
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	2,875,000	—	1,437,500	—
Basic and diluted net (loss) income per share, non-redeemable Class A common stock	$0.00	$—	$0.11	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	—	2,875,000	1,437,500	2,875,000
Basic and diluted net income per share, Class B common stock	$—	$0.27	$0.11	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 30, 2022	—	$—	2,875,000	$288	$—	$(5,448,652)	$(5,448,364)
Increase in redemption value of class A common stock subject to possible redemption	—	—	—	—	—	(304,165)	(304,165)
Net income	—	—	—	—	—	195,593	195,593
Balance - September 30, 2022 (unaudited)	—	—	2,875,000	288	—	(5,557,224)	(5,556,936)
Increase in redemption value of class A common stock subject to possible redemption	—	—	—	—	—	(42,365)	(42,365)
Conversion of Class B common stock into Class A common stock	2,875,000	288	(2,875,000)	(288)	—	—	—
Reclass public warrants to equity	—	—	—	—	230,000	—	230,000
Reclass additional paid-in capital to accumulated deficit					(230,000)	230,000	—
Net income	—	—	—	—	—	317,981	317,981
Balance - December 31, 2022 (unaudited)	2,875,000	288	—	—	—	(5,051,608)	(5,051,320)
Increase in redemption value of class A common stock subject to possible redemption	—	—	—	—	—	37,120	37,120
Waiver of deferred underwriting fee payable					—	3,843,472	3,843,472
Net income	—	—	—	—	—	768	768
Balance – March 31, 2023 (unaudited)	2,875,000	$288	—	$—	$—	$(1,170,248)	$(1,169,960)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2021	—	$—	2,875,000	$288	$—	$(10,572,023)	$(10,571,735)
Net income	—	—	—	—	—	1,161,650	1,161,650
Balance – September 30, 2021 (unaudited)	—	—	2,875,000	288	—	(9,410,373)	(9,410,085)
Net loss	—	—	—	—	—	(47,457)	(47,457)
Balance – December 31, 2021 (unaudited)	—	—	2,875,000	288	—	(9,457,830)	(9,457,542)
Net income	—	—	—	—	—	3,824,033	3,824,033
Balance – March 31, 2022 (unaudited)	—	$—	2,875,000	$288	$—	$(5,633,797)	$(5,633,509)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EDTECHX HOLDINGS ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$514,342	$4,938,226
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(680,800)	(5,566,700)
Gain on investments held in Trust Account	(336,801)	(98,860)
Gain on waiver of deferred underwriting fee payable	(181,528)	—
Changes in operating assets and liabilities:
Prepaid expenses	(101,406)	55,500
Accounts payable	198,675	120,818
Franchise tax (receivable) payable	(121,555)	148,493
Income tax payable	68,441	—
Accrued expenses	6,800	(89,000)
Net cash used in operating activities	(633,832)	(491,523)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(180,206)	—
Withdrawal from Trust Account	190,308	—
Cash withdrawn from Trust Account for redemptions	21,055,164	—
Net cash provided by investing activities	21,065,266	—

Cash Flows from Financing Activities:
Proceeds from note payable	599,920	—
Redemption of Class A common stock	(21,055,164)	—
Net cash used in financing activities	(20,455,244)	—

Net decrease in cash	(23,810)	(491,523)

Cash - beginning of the period	107,238	707,837
Cash - end of the period	$83,428	$216,314

Supplemental disclosure of noncash activities:
Increase in redemption value of Class A common stock subject to possible redemption	$509,410	$—
Conversion of Class B common stock into Class A common stock	$288	$—
Reclass public warrants to equity	$230,000	$—

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

The Company has two wholly owned subsidiaries, EXHAC Merger Sub I, Inc. (“Merger Sub 1”), a Delaware company incorporated on April 26, 2022 and EXHAC Merger Sub II, LLC. (“Merger Sub 2”), an Delaware company incorporated with limited liability on April 26, 2022. EdtechX Holdings Acquisition Corp. II and its subsidiaries are collectively referred to as “the Company”.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company’s fiscal year end is June 30.

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

On September 8, 2022, Jefferies notified us that they would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace. Effective March 10, 2023, Jefferies amended its notification to waive its entitlement to the deferred underwriters commission with respect to any Business Combination.

Reimbursement from zSpace

On May 16, 2022, the Company entered into an agreement and plan of reorganization with zSpace, pursuant to which zSpace committed to reimburse the Company for 71.4% of the extension payment deposited into the trust account, subject to a maximum cap of $200,000, after the first three months of extension. As of March 31, 2023, the Company had received a reimbursement of extension payments of $200,000 from zSpace.

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, the Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a Business Combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with the stockholder vote and accordingly, a total of $456,247, was deposited into the Trust account which was funded by the Sponsor’s loans to the Company and zSpace’s reimbursement.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $83,000 in cash, and a working capital deficit of approximately $1.1 million.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or closing of its proposed business combination, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results that may be expected through June 30, 2023.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2023 and June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. At March 31, 2023 and June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2023 and June 30, 2022 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities

The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares are charged against the carrying value of the shares of Class A common stock subject to possible redemption. Of the total offering costs of the Initial Public Offering, approximately $0.3 million was allocated to the warrants and $6.5 million was allocated to the redeemable Class A common stock as a reduction to the carrying value. Of the $6.8 million of offering costs, approximately $4.0 million is deferred underwriting commissions. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities (see Note 5).

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares and between non-redeemable and redeemable. The Company has revised its (losses) and earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,275,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future event. As a result, diluted net (loss) income per share is the same as basic net income per share for the three and nine months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings and losses per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Redeemable Class A	Non-Redeemable Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$67	$701	$—	$3,059,226	$764,807
Denominator:
Basic and diluted weighted average common stock outstanding	274,708	2,875,000	—	11,500,000	2,875,000
Basic and diluted net income per common stock	$0.00	$0.00	$—	$0.27	$0.27

	For the Nine Months Ended March 31, 2023			For the Nine Months Ended March 31, 2022
	Redeemable Class A	Non-Redeemable Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$185,033	$164,655	$164,655	$3,950,581	$987,645
Denominator:
Basic and diluted weighted average common stock outstanding	1,615,410	1,437,500	1,437,500	11,500,000	2,875,000
Basic and diluted net income per common stock	$0.11	$0.11	$0.11	$0.34	$0.34

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and June 30, 2022, 274,708 shares and 2,304,279 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and June 30, 2022, the Company had no borrowings under the Working Capital Loans.

As of March 31, 2023 and June 30, 2022, the Company has issued unsecured promissory notes aggregating $849,920 and $250,000, respectively, in principal amount to its Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsors a total of $10,000 per month for providing the Company with office space and certain office and secretarial services. For the three months ended March 31, 2023 and 2022, $30,000 and $55,000 of these expenses were incurred, respectively. For the nine months ended March 31, 2023 and 2022, $90,000 and $115,000 of these expenses were incurred, respectively.

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

On September 8, 2022, Jefferies notified us that they would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace. Effective March 10, 2023, Jefferies amended its notification to waive its entitlement to the deferred underwriters commission with respect to any Business Combination.

Note 6 - Warrants

As of March 31, 2023 and June 30, 2022, the Company has an aggregate of 11,275,000 warrants outstanding, comprised of 5,750,000 Public Warrants and 5,525,000 Private Placement Warrants.

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023, there were 3,149,708 shares of Class A common stock outstanding, of which 274,708 were subject to possible redemption. As of June 30, 2022, there were 2,304,279 shares of Class A common stock outstanding, all of which were subject to possible redemption, Outstanding shares of Class A common stock subject to possible redemption are classified outside of permanent equity in the condensed consolidated balance sheets.

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,186,500)
Class A common stock issuance costs	(6,471,798)
Plus:
Accretion of carrying value to redemption value	13,383,298
Class A common stock subject to possible redemption at June 30, 2021	116,725,000
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	41,058
Redemption	(93,377,626)
Class A common stock subject to possible redemption at June 30, 2022	23,388,432
Increase in redemption value of class A common stock subject to possible redemption	304,165
Redemptions	(21,055,164)
Increase in redemption value of class A common stock subject to possible redemption	5,245
Increase in redemption value of class A common stock subject to possible redemption - Extension payments reimbursed by zSpace	200,000
Class A common stock subject to possible redemption at March 31, 2023	$2,842,678

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023, there were 3,149,708 shares of Class A common stock outstanding, of which 274,708 were subject to possible redemption. As of June 30, 2022, there were 2,304,279 shares of Class A common stock outstanding, all of which were subject to possible redemption, Outstanding shares of Class A common stock subject to possible redemption are classified as temporary equity on the accompanying condensed consolidated balance sheets. See Note 7.

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

On November 15, 2022, the holders of all outstanding Class B Common Stock elected to convert all 2,875,000 shares owned by them into an aggregate of 2,875,000 shares of Class A Common Stock pursuant to the terms of the Class B Common Stock. As a result, there was no Class B common stock outstanding as of March 31, 2023.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$2,926,030	$—	$—
Liabilities:
Derivative warrant liabilities - Private	$—	$—	$154,700

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$23,454,494	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$402,500	$—	$—
Derivative warrant liabilities - Private	$—	$—	$663,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement during the quarter ending September 30, 2022 due to low trading volume. There were no other transfers to/from levels for the three and nine months ended March 31, 2023 and 2022.

On November 15, 2022, with the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock, resulting in the Company having a single class of outstanding voting stock, all of the outstanding Public Warrants were reclassified from derivative liability to equity.

The fair value of the Private Placement Warrants are measured using a Black Scholes option pricing model. The fair value of Public Warrants were measured based on the listed market price of such warrants, a Level 1 measurement when there existed quoted prices in active markets for the Public Warrants, and a Level 2 measurement when there existed quoted prices in an inactive market. For the three months ended March 31, 2023 and 2022, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $66,000 and $4.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended March 31, 2023 and 2022, the Company recognized income resulting from a decrease in the fair value of liabilities of approximately $681,000 and $5.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

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

EDTECHX HOLDINGS ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2022	As of March 31, 2023
Volatility	n/a	n/a
Stock price	$10.15	$10.89
Probability of Business Combination	40%	2.25%
Expected life of the options to convert	5.46	5.11
Risk-free rate	3.0%	3.5%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the nine months ended March 31, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities - Level 3, at June 30, 2022 - Level 3	$663,000
Change in fair value of derivative warrant liabilities, Level 3	(276,250)
Derivative warrant liabilities - Level 3, at September 30, 2022- Level 3	386,750
Change in fair value of derivative warrant liabilities, Level 3	(165,750)
Derivative warrant liabilities - Level 3, at December 31, 2022 - Level 3	221,000
Change in fair value of derivative warrant liabilities, Level 3	(66,300)
Derivative warrant liabilities - Level 3, at March 31, 2023 - Level 3	$154,700

Derivative warrant liabilities - Level 3, at June 30, 2021- Level 3	$3,635,450
Change in fair value of derivative warrant liabilities, Level 3	(723,770)
Derivative warrant liabilities - Level 3, at September 30, 2021 - Level 3	2,911,680
Change in fair value of derivative warrant liabilities, Level 3	(132,600)
Derivative warrant liabilities - Level 3, at December 31, 2021 - Level 3	2,779,080
Change in fair value of derivative warrant liabilities, Level 3	(1,950,330)
Derivative warrant liabilities - Level 3, at March 31, 2022 - Level 3	828,750

 Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were issued. The Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On May 11, 2023, the Company filed a preliminary proxy proposing a shareholder meeting to be held on June 13, 2023 to extend the date by which the Company has to consummate a business combination from June 15, 2023 to December 15, 2023 (or March 15, 2024 if the Company has filed its registration statement on Form S-4 for its proposed business combination with zSpace Inc. with the Securities and Exchange Commission but such transaction has not been completed by December 15, 2023).

.

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

On September 8, 2022, Jefferies notified us that they would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace. Effective March 10, 2023, Jefferies amended its notification to waive its entitlement to the deferred underwriters commission with respect to any Business Combination.

Trust Account Redemptions and Extension of Combination Period

On June 2, 2022, the Company held a special meeting of stockholders at which such stockholders voted to extend the time the Company has to consummate an initial Business Combination from June 15, 2022 to December 15, 2022. In connection with such vote, the holders of an aggregate of 9,195,721 Public Shares exercised their right to redeem their shares for an aggregate of approximately $93,377,626 in cash held in the Trust Account. Additionally, upon shareholder approval of the extension, our Sponsors agreed that they or their affiliates would lend to the Company for every month of the extension that was needed to consummate a Business Combination the lesser of an aggregate of (i) $100,000 and (ii) $0.033 per share for each Public Share that was not redeemed in connection with the stockholder vote to be deposited by the Company into the Trust Account on or prior to the 15th day of each month during the extension period. An aggregate of 2,304,279 Public Shares were not redeemed in connection with this stockholder vote and accordingly, a total of $456,247 was deposited into the Trust account, which was funded by the Sponsor’s loans to the Company and zSpace’s reimbursement.

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

Results of Operations

Our entire activity from May 27, 2020 (inception) through March 31, 2023, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of approximately $768, which consisted of approximately $269,000 of general and administrative expenses, inclusive of $30,000 general administrative expense related party, offset by approximately $66,000 in change in fair value of derivative warrant liabilities, approximately $27,000 in gain on investments held in Trust, approximately $182,000 in gain of waiver of deferred underwriting fee payable, approximately $4,395 in income tax expense and approximately $8 in interest income on bank account.

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

For the nine months ended March 31, 2023, we had net income of approximately $514,000, which consisted of approximately $681,000 in change in fair value of derivative warrant liabilities, approximately $337,000 in gain on investments held in Trust, approximately $182,000 in gain of waiver of deferred underwriting fee payable and approximately $184,000 in franchise tax benefit offset by approximately $711,000 of general and administrative expenses, inclusive of $90,000 general administrative expense related party, and approximately $68,000 in income tax expense.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $83,000 in cash and a working capital deficit of approximately $1.1 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors, or our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, we had no borrowings under the Working Capital Loans.

As of March 31, 2023 and June 30, 2022, we have issued unsecured promissory notes aggregating $849,920 and $250,000, respectively, in principal amount to our Sponsors. The promissory notes do not bear interest, are not convertible and are repayable in full upon consummation of the Company’s initial Business Combination. If we do not complete a Business Combination, the promissory notes will not be repaid and all amounts owed under such notes will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the offering prospectus and continuing until the earlier of our consummation of a Business Combination and the Company’s liquidation, to us agreed to pay the Sponsors a total of $10,000 per month for providing us with office space and certain office and secretarial services. For the three months ended March 31, 2023 and 2022, $30,000 and $55,000 of these expenses were incurred, respectively. For the nine months ended March 31, 2023 and 2022, $90,000 and $155,000 of these expenses were incurred, respectively.

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

On September 8, 2022, Jefferies notified us that they would not act in any capacity in connection with the proposed Business Combination with zSpace and waived its entitlement to the deferred underwriters commissions solely with respect to the proposed Business Combination with zSpace. Effective March 10, 2023, Jefferies amended its notification to waive its entitlement to the deferred underwriters commission with respect to any Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on September 28, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended March 31, 2023.

Recently Issued Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Company’s Class A common stock and warrants issued by the Company, and the accounting for certain prepaid general and administrative services was not effectively designed or maintained. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

We have implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The material weakness has not been fully remediated as of March 31, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of May 2023.

EdtechX Holdings Acquisition Corp. II

By:	/s/ Benjamin Vedrenne-Cloquet
Name:	Benjamin Vedrenne-Cloquet
Title:	Chief Executive Officer